Form 10-Q
period 1996-03-31
SECURED INCOME L P
filed 1996-05-15
CIK 804217

SECURITIES AND EXCHANGE COMMISSION
                                 Washington, DC
                            -------------------------

                                    FORM 10-Q



  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- - -----  EXCHANGE ACT OF 1934

       For the quarterly period ended March 31, 1996

       OR

_____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from to


                         Commission file number 0-17412

                               Secured Income L.P.
             (Exact name of Registrant as specified in its charter)


Delaware                                                       06-1185846
State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization                               Identification No.)


599 West Putnam Avenue
Greenwich, Connecticut                                            06830
(Address of principal executive offices)                         Zip Code

Registrant's telephone number, including area code: (203) 869-0900

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.


Yes X No



                      SECURED INCOME L.P. AND SUBSIDIARIES

                         Part I - Financial Information
Table of Contents

Item 1.    Financial Statements                            Page Number

           Consolidated Balance Sheets as
           of March 31, 1996 (Unaudited) and
           December 31, 1995                                    3

           Consolidated Statements of Operations
           for the three months ended March 31,
           1996 (Unaudited) and March 31, 1995
           (Unaudited)                                          4

           Consolidated Statements of Cash Flows
           for the three months ended March 31, 1996
           (Unaudited) and March 31, 1995 (Unaudited)           5

           Notes to Consolidated Financial Statements
           as of March 31, 1996 (Unaudited)                     6

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations        7



                      SECURED INCOME L.P. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                 March 31, 1996
    ASSETS                         (Unaudited)            December 31, 1995
Property and equipment (net of
 accumulated depreciation of
 $11,811,432 and $11,431,970,
 respectively)                    $32,189,273                $32,568,735

Cash and cash equivalents             803,374                    776,227

Cash restricted for tenants'
 security deposits                    426,614                    424,470

Restricted assets and funded
 reserves                           3,784,785                  3,487,938

Investments - guaranteed
 investment contracts                 141,882                    158,394

Interest and accounts
 receivable                            72,446                     57,859

Prepaid expenses                      187,085                    425,513

Other assets, net of
 accumulated amortization           2,442,853                  2,559,539
                                  -----------                -----------

                                  $40,048,312                $40,458,675
                                  ===========                ===========

    LIABILITIES AND PARTNERS'
        EQUITY (DEFICIT)

LIABILITIES

  Mortgages payable               $36,275,098                $36,589,220
  Accounts payable and
   accrued expenses                   204,499                    248,310
  Tenants' security deposits
   payable                            427,837                    421,946
  Due to general partners
   and affiliates                   3,822,107                  3,774,483
  Deferred income                     180,070                    176,322
                                  -----------                -----------

                                   40,909,611                 41,210,281
                                  -----------                -----------

PARTNERS' EQUITY (DEFICIT)

  Limited partners' equity                 -                          -
  General partners' deficit          (861,299)                 ( 751,606)
                                  -----------                -----------

                                     (861,299)                  (751,606)
                                  -----------                -----------

                                  $40,048,312                $40,458,675
                                  ===========                ===========




                See notes to consolidated financial statements.

                                        3


                      SECURED INCOME L.P. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                      Three Months         Three Months
                                         Ended                 Ended
                                     March 31, 1996       March 31, 1995

REVENUES
  Rental                                $1,506,553          $ 1,447,615
  Interest                                  31,605               29,739
                                        ----------          -----------

                                         1,538,158            1,477,354
                                        ----------          -----------

EXPENSES
  Administrative and management            155,290              132,276
  Operating and maintenance                293,268              198,927
  Taxes and insurance                      273,019              249,276
  Interest                                 430,126              489,531
  Depreciation and amortization            496,148              498,115
                                        ----------          -----------

                                         1,647,851            1,568,125
                                        ----------          -----------

NET LOSS                                $ (109,693)         $   (90,771)
                                        ==========          ===========

NET LOSS ATTRIBUTABLE TO
  Limited partners                      $       -           $        -
  General partners                        (109,693)             (90,771)
                                        ----------          -----------

                                        $ (109,693)         $   (90,771)
                                        ==========          ===========

NET LOSS ALLOCATED PER UNIT OF
 LIMITED PARTNERSHIP INTEREST           $       -           $        -
                                        ==========          ===========









                See notes to consolidated financial statements.

                                        4

                      SECURED INCOME L.P. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                              Three Months      Three Months
                                                 Ended            Ended
                                             March 31, 1996    March 31, 1995
                                             --------------    --------------
CASH FLOWS FROM OPERATING
 ACTIVITIES
  Net loss                                     $  (109,693)    $  ( 90,771)
  Adjustments:
    Depreciation and amortization                  496,148         498,115
    Decrease (increase) in assets:
       Restricted assets and
        funded reserves                           (296,847)       (424,182)
       Tenants' security deposits                   (2,144)         (1,643)
       Interest and accounts receivable            (14,587)         11,337
       Prepaid expenses                            238,428         218,272
    (Decrease) increase in liabilities:
       Accounts payable and accrued expenses       (43,811)        (54,908)
       Tenants' security deposits payable            5,891           1,803
       Due to general partners and affiliates       47,624          51,823
       Deferred income                               3,748           1,259
                                               -----------     -----------

            Net cash provided by operating
             activities                            324,757         211,105
                                               -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Principal proceeds from guaranteed
     investment contracts                           16,512         226,014
  Distribution of guaranteed investment
     contract installments to partners                            (217,097)

           Net cash provided by investing
            activities                              16,512           8,917
                                               -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Payments of principal on permanent
   financing                                      (314,122)       (112,588)
                                               -----------     -----------

            Net cash used in financing
             activities                           (314,122)       (112,588)
                                               -----------     -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS           27,147         107,434

CASH AND CASH EQUIVALENTS,
  beginning of period                              776,227         660,578
                                               -----------    ------------

CASH AND CASH EQUIVALENTS,
  end of period                                $   803,374    $    768,012
                                                ==========     ===========

SUPPLEMENTAL INFORMATION
  Interest paid                               $    375,355     $   443,471
                                              ============     ===========




                See notes to consolidated financial statements.

                                        5

                      SECURED INCOME L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1996
                                   (Unaudited)



1. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The results of operations are impacted significantly by the results of operations of the Carrollton and Columbia Partnerships, which is provided on an unaudited basis during interim periods. Accordingly, the accompanying consolidated financial statements are dependent on such unaudited information. In the opinion of the General Partners, the consolidated financial statements include all adjustments necessary to reflect fairly the results of the interim period presented. All adjustments are of a normal recurring nature. No significant events have occurred subsequent to December 31, 1995 and no material contingencies exist which would require additional disclosure in the report under Regulation S-X, Rule 10-01 paragraph A-5, except as disclosed in Note 3 below.

     The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results to be expected for the entire year.

2. Additional information, including the audited December 31, 1995 Consolidated Financial Statements and the Summary of Significant Accounting Policies, is included in Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 on file with the Securities and Exchange Commission.

3.   Commitments and Contingencies

     A holder of the bonds issued in connection with the original Carrollton mortgage served a complaint on or about March 22, 1994 against the Carrollton Partnership, the Carrollton Operating General Partners and the trustee alleging damages in the amount of $1,015,000 arising from the redemption of such bonds. The Carrollton Operating General Partners are vigorously contesting the allegations in the complaint and no provision for such claim is reflected in the consolidated financial statements. Discovery on this case has been completed and the parties have filed cross motions for summary judgment. The court has not yet ruled on these motions.

                      SECURED INCOME L.P. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Material changes in financial condition and results of operations.

The results of operations of Secured Income L.P. and Subsidiaries (the "Partnership") for the first quarter of 1996 were comparable to the first quarter of 1995. Changes in assets and liabilities are comprised of periodic quarterly transactions and adjustments, including payments from the remaining guaranteed investment contract and depreciation and amortization. During the three month period ended March 31, 1996, the Complexes generated net cash flow before scheduled principal reduction on the mortgages and, in the case of the Columbia Partnership, prior to mandatory deposits to the Pledged Cap Account and the Bond Retirement Escrow of approximately $432,000. Such amount reflects cash flow after replacement reserve activity and capital expenditures and excludes proceeds from the remaining guaranteed investment contract. Mortgage principal payments during the period for the Columbia Partnership and the Carrollton Partnership were approximately $288,000 and $26,000, respectively. During the three months ended March 31, 1996, the Columbia Partnership deposited approximately $130,000 to the Pledged Cap Account and approximately $126,000 to the Bond Retirement Escrow. Restricted assets and funded reserves as of March 31, 1996 include Columbia Partnership deposits in the Pledged Cap Account, Operating Deficit Escrow and Bond Retirement Escrow of approximately $1,394,000, approximately $503,000 and approximately $196,000, respectively. To the extent the future cash flow of the Columbia Partnership is not utilized to fund the Operating Deficit Reserve or Pledged Cap Account, such cash flow, under the Citibank loan terms, will be deposited to the Bond Retirement Escrow to make additional mortgage principal payments. Such additional payments amounted to $200,000 during the three months ended March 31, 1996. Prepaid expenses decreased in the ordinary course of operations. Due to general partners and affiliates increased principally due to accrued interest on advances provided by the Columbia General Partners and the accrual of investor service fees. Operating and maintenance expenses increased for the three month period ended March 31, 1996 as compared to the three month period ended March 31,1995, partially due to a harsher winter in 1996 and also due to an increase in planned improvements and repairs in 1996 as compared to 1995. Interest expense decreased for the three month period ended March 31, 1996 as compared to the three month period ended March 31, 1995 due to a decrease in the low floater rate on the Columbia Partnership's mortgage and lower outstanding balances on the mortgages. Although the properties are currently generating cash flow, the General Partners do not anticipate significant future cash flow distributions from the properties given the distribution restriction on the Columbia Partnership resulting from the restructuring of its debt.

The 1993 mortgage modification of the Columbia Partnership has substantially improved the financial condition of that partnership; however, there can be no assurance that interest rates on the adjustable rate bonds underlying the Columbia Partnership's mortgage will remain at current low levels. Also, for so long as a letter of credit issued by Citibank, N.A. for the account of the
Columbia Partnership in connection with the mortgage refinancing remains outstanding, the Columbia Partnership is prohibited from making cash distributions to the Partnership. The weighted average interest rate on the Columbia Partnership debt was approximately 3.10% and approximately 3.52% during the three months ended March 31, 1996 and 1995, respectively.

As of March 31, 1996, the occupancy of the Fieldpointe Complex (owned by the Carrollton Partnership) was approximately 97% and the occupancy of the Westmont Complex (owned by the Columbia Partnership) was approximately 99% as to residential units and 100% as to commercial space. Rental revenue of the Complexes increased by approximately 4% due to higher average residential occupancy during the first quarter of 1996 and the commencement of lease payments on commercial space that was vacant during the first quarter of 1995. The future operating results of the Complexes will be extremely dependent on market conditions and interest rate fluctuations and therefore may be subject to significant volatility.

                      SECURED INCOME L.P. AND SUBSIDIARIES

                           Part II - Other Information

Item 1.  Legal Proceedings

         A holder of the bonds issued in connection with the original Carrollton mortgage served a complaint on or about March 22, 1994 against the Carrollton Partnership, the Carrollton Operating General Partners and the trustee alleging damages in the amount of $1,015,000 arising from the redemption of such bonds. The Carrollton Operating General Partners are vigorously contesting the allegations in the complaint and no provision for such claim is reflected in the consolidated financial statements. Discovery on this case has been completed and the parties have filed cross motions for summary judgment. The court has not yet ruled on these motions.

Item 2.  Changes in Securities

         None

Item 3  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         None

Item 6. Exhibits and Reports on Form 8-K

         None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   SECURED INCOME L.P.

                                   By:  Wilder Richman Resources Corporation
                                        General Partner



Date:  May 15, 1996                     /s/ Richard Paul Richman
                                        ----------------------------------
                                        Richard Paul Richman
                                        President, Chief Executive Officer
                                        and Director