Form 10-Q
period 1996-06-30
SECURED INCOME L P
filed 1996-08-15
CIK 804217

SECURITIES AND EXCHANGE COMMISSION
                                 Washington, DC
                            _________________________

                                    FORM 10-Q



  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

                                             OR

_____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to


                         Commission file number 0-17412

                               Secured Income L.P.
             (Exact name of Registrant as specified in its charter)

Delaware State or                                              06-1185846
other jurisdiction of                                       (I.R.S. Employer
incorporation or organization                              Identification No.)


599 West Putnam Avenue
Greenwich, Connecticut                                           06830
(Address of principal executive offices)                        Zip Code


Registrant's telephone number, including area code:  (203) 869-0900


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

Item 1.       Financial Statements                                  Page

         Consolidated Balance Sheets as
         of June 30, 1996(Unaudited) and
         December 31, 1995                                           3

         Consolidated Statements of Operations
         for the three and six month periods
         ended June 30, 1996 (Unaudited) and
         June 30, 1995 (Unaudited)                                   4

         Consolidated Statements of Cash Flows
         for the six months ended June 30, 1996
         (Unaudited) and June 30, 1995 (Unaudited)                   5

         Notes to Consolidated Financial Statements
         as of June 30, 1996 (Unaudited)                             6

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results
         of Operations                                               7



                      SECURED INCOME L.P. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                              June 30, 1996
ASSETS                                Notes    (Unaudited)    December 31, 1995
Property and equipment (net of
accumulated depreciation of
$12,190,896 and $11,431,970)                $ 31,809,809         $ 32,568,735

Cash and cash equivalents                        947,493              776,227

Cash restricted for tenants'
security deposits                                430,396              424,470

Restricted assets and funded
reserves                                       4,040,065            3,487,938

Investments - guaranteed
investment contract                              125,489              158,394

Interest and accounts receivable                  62,875               57,859

Prepaid expenses                                  17,657              425,513

Other assets, net of accumulated
amortization                                   2,326,167            2,559,539
                                              ----------           ----------

                                             $39,759,951          $40,458,675
                                             ===========          ===========

     LIABILITIES AND PARTNERS'
         EQUITY (DEFICIT)

LIABILITIES

  Mortgages payable                          $35,953,011         $36,589,220
  Accounts payable and accrued
  expenses                                       270,170             248,310
  Tenants' security deposits
  payable                                        432,085             421,946
  Due to general partners and
  affiliates                                   3,881,513           3,774,483
  Deferred income                                200,138             176,322
                                              ----------            --------

                                              40,736,917          41,210,281
                                              ==========          ==========

COMMITMENTS AND CONTINGENCIES      3

PARTNERS' EQUITY (DEFICIT)

  Limited partners' equity                            -                    -
  General partners' deficit                    (976,966)            (751,606)
                                             ----------            ---------
                                               (976,966)            (751,606)
                                             ----------            ---------

                                            $ 39,759,951        $ 40,458,675
                                            ============        ============






                 See notes to consolidated financial statements.

                                        3


                      SECURED INCOME L.P. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                           Three Months  Six Months  Three Months   Six Months
                               Ended        Ended        Ended        Ended
                         June 30, 1996 June 30, 1996 June 30, 1995 June 30, 1995
REVENUE
   Rental                  $ 1,540,886   $ 3,047,439   $ 1,448,997  $ 2,896,612
   Interest                     39,851        71,456        23,287       53,026
                           -----------    ----------   -----------   ----------
                             1,580,737     3,118,895     1,472,284    2,949,638
                           -----------     ---------   -----------   ----------
EXPENSES
   Administrative
   and management              203,476       358,766       151,266      283,542
   Operating and
   maintenance                 290,795       584,063       261,668      460,595
   Taxes and insurance         256,819       529,838       241,400      490,676
   Interest                    449,164       879,290       498,078      987,609
   Depreciation and
   amortization                496,150       992,298       498,116      996,231
                            ----------     ---------   -----------    ---------
                             1,696,404     3,344,255     1,650,528    3,218,653
                            ----------     ---------   -----------    ---------

NET LOSS                   $  (115,667)    $(225,360)   $ (178,244)  $ (269,015)
                           ===========     =========    ==========   ==========

NET LOSS ATTRIBUTABLE TO

   Limited Partners        $        -     $        -    $        -      $     -
   General Partners          (115,667)      (225,360)     (178,244)    (269,015)
                           ----------     ----------    ----------     --------
                          $  (115,667)   $  (225,360)  $  (178,244)  $ (269,015)
                           ==========    ===========    ==========    =========

NET LOSS ALLOCATED PER
   UNIT OF LIMITED
   PARTNERSHIP INTEREST    $       -        $      -     $       -    $       -
                         ===========      ===========    =========    =========







                 See notes to consolidated financial statements.

                                        4


                      SECURED INCOME L.P. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                        Six Months               Six Months
                                           Ended                    Ended
                                       June 30, 1996           June 30, 1995
CASH FLOWS FROM OPERATING
ACTIVITIES
   Net loss                            $   (225,360)            $  (269,015)
   Adjustments to reconcile net
   loss to net cash provided by
   operating activities:
      Depreciation and amortization         992,298                 996,231
      Decrease (increase) in assets
         Restricted assets and
         funded reserves                   (552,127)               (713,505)
         Tenants' security deposit           (5,926)                 (2,152)
         Interest and accounts
         receivable                          (5,016)                  3,943
         Prepaid expenses                   407,856                 390,453
      Increase in liabilities:
         Accounts payable and accrued
         expenses                            21,860                   3,427
         Tenants' security deposits
         payable                             10,139                   4,543
         Due to general partners and
         affiliates                         107,030                  69,506
         Deferred income                     23,816                   9,281
                                           --------                  ------
                Net cash provided by
                operating activities        774,570                 492,712
                                           --------                 -------

CASH FLOWS FROM INVESTING ACTIVITIES
   Principal proceeds from guaranteed
   investment contracts                      32,905                 243,918
   Distribution of guaranteed investment
   contract installments to partners        _______                (217,097)
                                                                   --------
                Net cash provided by
                investing activities         32,905                  26,821
                                          ---------                --------

CASH FLOWS FROM FINANCING ACTIVITIES
   Payments of principal on permanent
   financing                               (636,209)               (325,413)
                                          ---------                --------

                Net cash used in
                financing activities       (636,209)               (325,413)
                                          ---------                --------

NET INCREASE IN CASH AND CASH EQUIVALENTS   171,266                 194,120

CASH AND CASH EQUIVALENTS, beginning of
 period                                     776,227                 660,578
                                         ----------                --------

CASH AND CASH EQUIVALENTS, end of period  $ 947,493               $ 854,698
                                         ==========               =========

SUPPLEMENTAL INFORMATION
   Interest paid                          $ 791,776               $ 894,780
                                         ==========               =========





                 See notes to consolidated financial statements.

                                        5

                      SECURED INCOME L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1996
                                   (Unaudited)



1. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The results of operations are impacted significantly by the results of operations of the Carrollton and Columbia Partnerships, which is provided on an unaudited basis during interim periods. Accordingly, the accompanying consolidated financial statements are dependent on such unaudited information. In the opinion of the General Partners, the consolidated financial statements include all adjustments necessary to reflect fairly the results of the interim periods presented. All adjustments are of a normal recurring nature. No significant events have occurred subsequent to December 31, 1995 and no material contingencies exist which would require additional disclosure in the report under Regulation S-X, Rule 10-01 paragraph A-5, except as disclosed in Note 3 below.

     The results of operations for the six months ended June 30, 1996 are not necessarily indicative of the results to be expected for the entire year.

2. Additional information, including the audited December 31, 1995 Consolidated Financial Statements and the Summary of Significant Accounting Policies, is included in Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 on file with the Securities and Exchange Commission.

3.   Commitments and Contingencies

     A holder of the bonds issued in connection with the original Carrollton mortgage served a complaint on or about March 22, 1994 against the Carrollton Partnership, the Carrollton Operating General Partners and the trustee alleging damages in the amount of $1,015,000 arising from the redemption of such bonds. The Carrollton Operating General Partners are vigorously contesting the allegations in the complaint and no provision for such claim is reflected in the consolidated financial statements. Discovery on this case has been completed and the parties have filed cross motions for summary judgement. The court has not yet ruled on these motions.

                      SECURED INCOME L.P. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Material changes in financial condition and results of operations.

The results of operations of Secured Income L.P. and Subsidiaries (the "Partnership") for the first six months of 1996 were comparable to the first six months of 1995. Changes in assets and liabilities are comprised of periodic quarterly transactions and adjustments, including payments from the remaining guaranteed investment contract and depreciation and amortization. During the six month period ended June 30, 1996, the Complexes generated net cash flow before scheduled principal reduction on the mortgages and, in the case of the Colombia Partnership, prior to mandatory deposits to the Pledged Cap Account (see discussion below) and the Bond Retirement Escrow of approximately $839,000. Such amount reflects cash flow after replacement reserve activity and capital expenditures and excludes proceeds from the remaining guaranteed investment contract. Mortgage principal payments during the period for the Columbia Partnership and the Carrollton Partnership were approximately $584,000 and $52,000, respectively. During the six months ended June 30, 1996, the Columbia Partnership deposited approximately $238,000 to the Pledged Cap Account and approximately $315,000 to the Bond Retirement Escrow. Restricted assets and funded reserves as of June 30,1996 include Columbia Partnership deposits in the Pledged Cap Account, Operating Deficit Escrow and Bond Retirement Escrow of approximately $1,503,000, approximately $502,000 and approximately $185,000, respectively. To the extent the future cash flow of the Columbia Partnership is not utilized to fund the Operating Deficit Reserve or Pledged Cap Account, such cash flow, under the Citibank loan terms, will be deposited to the Bond Retirement Escrow to make additional mortgage principal payments. Such additional payments amounted to $400,000 during the six months ended June 30, 1996. Prepaid expenses decreased in the ordinary course of operations. Due to general partners and affiliates increased principally due to accrued interest on advances provided by the Columbia General Partners and the accrual of investor service fees. Administrative and management expenses increased for the six month period ended June 30, 1996 as compared to the six month period ended June 30, 1995 due to an increase in leasing commissions of the Columbia Partnership, among other things. Operating and maintenance expenses increased for the six month period ended June 30, 1996 as compared to the six month period ended June 30, 1995, partially due to weather related activity in 1996 and also due to an increase in planned improvements and repairs in 1996 as compared to 1995. Interest expense decreased for the six month period ended June 30, 1996 as compared to the six month period ended June 30, 1995 due to a decrease in the low floater rate on the Columbia Partnership's mortgage and lower outstanding balances on the mortgages. The 1993 mortgage modification of the Columbia
Partnership has substantially improved the financial condition of that partnership; however, there can be no assurance that interest rates on the adjustable rate bonds underlying the Columbia Partnership's mortgage will remain at current low levels. The weighted average interest rate on the Columbia Partnership debt was approximately 3.28% and approximately 3.76% during the six months ended June 30, 1996 and 1995, respectively. Although the properties are currently generating cash flow, the General Partners do not anticipate significant future cash flow distributions from the properties given the distribution restriction on the Columbia Partnership resulting from the restructuring of its debt.

The date on or before which the Pledged Cap Account must be utilized for its intended purpose of purchasing an interest rate cap is October 15, 1996. The general partner of the Columbia Partnership has commenced discussions with the lender in order to address other potential users of such account. However, there can be no assurance that the lender would approve any alternate utilization of such account.

As of June 30, 1996, the occupancy of the Fieldpointe Complex (owned by the Carrollton Partnership) was approximately 97% and the occupancy of the Westmont Complex (owned by the Columbia Partnership) was approximately 96% as to residential units and 100% as to commercial space. Rental revenue of the Complexes increased by approximately 5% due to higher average residential occupancy during the first six months of 1996 and the commencement of lease payments on commercial space that was vacant during most of 1995. The future operating results of the Complexes will be extremely dependent on market conditions and interest rate fluctuations and therefore may be subject to significant volatility.

                      SECURED INCOME L.P. AND SUBSIDIARIES

                           Part II - Other Information



Item 1. Legal Proceedings

A holder of the bonds issued in connection with the original Carrollton mortgage served a complaint on or about March 22, 1994 against the Carrollton Partnership, the Carrollton Operating General Partners and the trustee alleging damages in the amount of $1,015,000 arising from the redemption of such bonds. The Carrollton Operating General Partners are vigorously contesting the allegations in the complaint and no provision for such claim is reflected in the consolidated financial statements. Discovery on this case has been completed and the parties have filed cross motions for summary judgement. The court has not yet ruled on these motions.

Item 2.  Changes in Securities

          None

Item 3.  Defaults Upon Senior Securities

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

                               SECURED INCOME L.P.

                               By:  Wilder Richman Resources Corporation
                               General Partner



Date:  August 14, 1996
                               Richard Paul Richman
                               President, Chief Executive Officer
                               and Director

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

                               SECURED INCOME L.P.

                               By:  Wilder Richman Resources Corporation
                                    General Partner



Date:  August 14, 1996              /s/ Richard Paul Richman
                                    Richard Paul Richman
                                    President, Chief Executive Officer
                                    and Director