Form 10-Q
period 1996-09-30
SECURED INCOME L P
filed 1996-11-13
CIK 804217

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC
                          _________________________

                                  FORM 10-Q



X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

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


Yes     X      No


                    SECURED INCOME L.P. AND SUBSIDIARIES

                         Part I - Financial Information
Table of Contents

Item 1.  Financial Statements                                       Page

         Consolidated Balance Sheets as of September 30, 1996
           (Unaudited) and December 31, 1995                          3

         Consolidated Statements of Operations for the three
            and nine month periods ended September 30, 1996
            (Unaudited) and September 30, 1995 (Unaudited)            4

         Consolidated Statements of Cash Flows for the nine
            months ended September 30, 1996 (Unaudited) and
            September 30, 1995 (Unaudited)                            5

         Notes to Consolidated Financial Statements as of June
            30, 1996 (Unaudited)                                      6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                    7




                     SECURED INCOME L.P. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS


                                          September 30, 1996
                                    Notes     (Unaudited)    December 31, 1995

ASSETS
Property and equipment (net
of accumulated depreciation
of $12,570,358 and $11,431,970)             $ 31,430,347        $ 32,568,735

Cash and cash equivalents                        986,634             776,227

Cash restricted for tenants'
security deposit                                 437,060             424,470

Restricted assets and funded
reserves                                       4,270,282           3,487,938

Investments - guaranteed
investment contract                              109,036             158,394

Interest and accounts
receivable                                        76,093              57,859

Prepaid expenses                                 106,647             425,513

Other assets, net of
accumulated amortization                       2,209,481           2,559,539

                                            $ 39,625,580        $ 40,458,675

LIABILITIES AND PARTNERS'
EQUITY (DEFICIT)

Liabilities

  Mortgages payable                         $ 35,837,222        $ 36,589,220
  Accounts payable and accrued
    expenses                                     354,327             248,310
  Tenants' security deposits
    payable                                      438,199             421,946
  Due to general partners
    and affiliates                             3,921,153           3,774,483

  Deferred income                                193,499             176,322

                                              40,744,400          41,210,281

Commitments and contingencies   3

Partners' equity (deficit)

  Limited partners' equity                            -                    -
  General partners' deficit                  (1,118,820)            (751,606)

                                             (1,118,820)            (751,606)

                                           $ 39,625,580         $ 40,458,675






              See notes to consolidated financial statements.

                                   3


                    SECURED INCOME L.P. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                               (Unaudited)


                         Three Months  Nine Months  Three Months   Nine Months
                             Ended        Ended        Ended          Ended
                         September 30,September 30,September 30,  September 30,
                             1996         1996         1995           1995
REVENUE

   Rental                $ 1,572,440  $ 4,619,879   $ 1,469,574    $ 4,366,186
   Interest                   32,372      103,828        57,166        110,192

                           1,604,812    4,723,707     1,526,740      4,476,378

EXPENSES

   Administrative
     and management         190,177       548,943       194,423        477,965
   Operating and
     maintenance            336,496       920,559       255,538        716,133
   Taxes and insurance      275,046       804,884       242,275        732,951
   Interest                 448,799     1,328,089       480,652      1,468,261
   Depreciation and
     amortization           496,148     1,488,446       498,116      1,494,347

                          1,746,666     5,090,921     1,671,004      4,889,657

NET LOSS               $   (141,854)   $ (367,214)  $  (144,264)  $   (413,279)


NET LOSS ATTRIBUTABLE TO

   Limited Partners        $     -      $      -       $     -       $      -
   General Partners       (141,854)     (367,214)     (144,264)      (413,279)

                      $   (141,854) $   (367,214  $   (144,264)  $   (413,279)

NET LOSS ALLOCATED PER
   UNIT OF LIMITED
   PARTNERSHIP INTEREST    $     -     $      -      $      -      $       -












               See notes to consolidated financial statements.




                      SECURED INCOME L.P. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                        Nine Months               Nine Months
                                          Ended                      Ended
                                       September 30,             September 30,
                                           1996                      1995
CASH FLOWS FROM OPERATING
    ACTIVITIES

   Net loss                           $   (367,214)              $  (413,279)
   Adjustments to reconcile net
     loss to net cash provided
     by operating activities
      Depreciation and amortizatio       1,488,446                 1,494,347
      Decrease (increase) in assets
         Restricted assets and
           funded reserves                (782,344)                 (788,516)
         Tenants' security deposits        (12,590)                  (17,210)
         Interest and accounts
           receivable                      (18,234)                   11,040
         Prepaid expenses                  318,866                   253,605
      Increase in liabilities
         Accounts payable and
           accrued expenses                106,017                    42,318
         Tenants' security deposits
           payable                          16,253                    18,593
         Due to general partners
           and affiliates                  146,670                   139,143
         Deferred income                    17,177                     3,295

                Net cash provided by
                 operating activities      913,047                   743,336

CASH FLOWS FROM INVESTING ACTIVITIES

   Principal proceeds from guaranteed
      investment contracts                  49,358                   257,328
   Distribution of guaranteed investment
      contract installments to partners   (217,097)

                Net cash provided by
                 investing activities       49,358                    40,231

CASH FLOWS FROM FINANCING ACTIVITIES

   Payments of principal on permanent
     financing                            (751,998)                 (538,756)

                Net cash used in
                 financing activities     (751,998)                 (538,756)

NET INCREASE IN CASH AND CASH EQUIVALENTS  210,407                   244,811

CASH AND CASH EQUIVALENTS, beginning of
   period                                  776,227                   660,578

CASH AND CASH EQUIVALENTS, end of period $ 986,634              $    905,389

SUPPLEMENTAL INFORMATION

   Interest paid                       $ 1,196,995               $ 1,329,281






                 See notes to consolidated financial statements.

                                      5

                       SECURED INCOME L.P. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1996
                                (Unaudited)



1. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The results of operations are impacted significantly by the results of operations of the Carrollton and Columbia Partnerships, which is provided on an unaudited basis during interim periods. Accordingly, the accompanying consolidated financial statements are dependent on such unaudited information. In the opinion of the General Partners, the consolidated financial statements include all adjustments necessary to reflect fairly the results of the interim periods presented. All adjustments are of a normal recurring nature. No significant events have occurred subsequent to December 31, 1995 and no material contingencies exist which would require additional disclosure in the report under Regulation S-X, Rule 10-01 paragraph A-5, except as disclosed in Note 3 below. The results of operations for the nine months ended September 30, 1996 are not necessarily indicative of the results to be expected for the entire year. 2.
     Additional information, including the audited December 31, 1995 Consolidated Financial Statements and the Summary of Significant Accounting Policies, is included in Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 on file with the Securities and Exchange Commission. 3. Commitments and Contingencies A holder of the bonds issued in connection with the original Carrollton mortgage served a complaint on or about March 22, 1994 against the Carrollton Partnership, the Carrollton Operating General Partners and the trustee alleging damages in the amount of $1,015,000 arising from the redemption of such bonds. On September 27, 1996 the court ruled in favor of the defendants. A former employee of the Columbia Partnership has brought a lawsuit against the Columbia Partnership and the former site manager of the property alleging wrongful termination in violation of the Americans with Disabilities Act. Attorneys for the plaintiff have offered to settle the lawsuit in exchange for a payment of $75,000. Management of the Columbia Partnership, with counsel, are currently reviewing the facts and merits of the lawsuit. No provision for such claim is reflected in the consolidated financial statements.

                     SECURED INCOME L.P. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Material changes in financial condition and results of operations.
     The results of operations of Secured Income L.P. and Subsidiaries (the "Partnership") for the first nine months of 1996 were comparable to the first nine months of 1995. Changes in assets and liabilities are comprised of periodic transactions and adjustments, including payments from the remaining guaranteed investment contract and depreciation and amortization. During the nine months ended September 30, 1996, the Complexes generated net cash flow before scheduled principal reduction on the mortgages and, in the case of the Columbia Partnership, prior to mandatory deposits to the Pledged Cap Account (see discussion below) and the Bond Retirement Escrow of approximately $1,260,000. Such amount reflects cash flow after replacement reserve activity and capital expenditures and excludes proceeds from the remaining guaranteed investment contract. Mortgage principal payments during the period for the Columbia Partnership and the Carrollton Partnership were approximately $673,000 and $79,000, respectively. During the nine months ended September 30, 1996, the Columbia Partnership deposited approximately $359,000 to the Pledged Cap Account and approximately $500,000 to the Bond Retirement Escrow. Restricted assets and funded reserves as of September 30, 1996 include Columbia Partnership deposits in the Pledged Cap Account, Operating Deficit Escrow and Bond Retirement Escrow of approximately $1,623,000, approximately $502,000 and approximately $370,000, respectively. To the extent the future cash flow of the Columbia Partnership is not utilized to fund the Operating Deficit Reserve or Pledged Cap Account, such cash flow, under the Citibank loan terms, will be deposited to the Bond Retirement Escrow to make additional mortgage principal payments. Such additional payments amounted to $400,000 during the nine months ended September 30, 1996. In October 1996, $200,000 was utilized from the Bond Retirement Escrow for such additional payments. Prepaid expenses decreased in the ordinary course of operations. Due to general partners and affiliates increased principally due to accrued interest on advances provided by the Columbia General Partners and the accrual of investor service fees, partially offset by the payment of accrued management fees of the Carrollton Partnership. Administrative and management expenses increased for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995 due to an increase in leasing commissions of the Columbia Partnership, among other things. Operating and maintenance expenses increased for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995, partially due to weather related activity in 1996 and also due to an increase in planned improvements, repairs and replacements in 1996 as compared to 1995. Interest expense decreased for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995 due to a decrease in the low floater rate associated with the Columbia Partnership's mortgage and lower outstanding balances on the mortgages. The 1993 mortgage modification of the Columbia Partnership has substantially improved the financial condition of that partnership; however, there can be no assurance that interest rates on the adjustable rate bonds underlying the Columbia Partnership's mortgage will remain at current low levels. The weighted average interest rate on the Columbia Partnership debt was approximately 3.24% and approximately 3.70% during the nine months ended September 30, 1996 and 1995, respectively. Although the properties are currently generating cash flow, the General Partners do not anticipate significant future cash flow distributions from the properties given the distribution restriction on the Columbia Partnership resulting from the restructuring of its debt.

     The mortgage modification documents of the Columbia Partnership call for the Pledged Cap Account to be utilized for its intended purpose on or before October 15, 1996, although the lender did not enforce such provisions at that time. The Columbia General Partners are continuing discussions with the lender in order to address other potential uses of such account, including utilizing such funds for costs in connection with the potential refinancing of the mortgage with another lender. However, there can be no assurance that the lender would approve any alternative utilization of such account or that the Columbia General Partners will locate suitable alternative financing.

     As of September 30, 1996, the occupancy of the Fieldpointe Complex (owned by the Carrollton Partnership) was approximately 98% and the occupancy of the Westmont Complex (owned by the Columbia Partnership) was approximately 99% as to residential units and 100% as to commercial space. Rental revenue of the Complexes increased by approximately 6% due to higher average residential occupancy during the first nine months of 1996 and the commencement of lease payments on commercial space that was vacant during most of 1995. The future operating results of the Complexes will be extremely dependent on market conditions and interest rate fluctuations and therefore may be subject to significant volatility.

                   SECURED INCOME L.P. AND SUBSIDIARIES

                       Part II - Other Information



Item 1.    Legal Proceedings

A holder of the bonds issued in connection with the original Carrollton mortgage served a complaint on or about March 22, 1994 against the Carrollton Partnership, the Carrollton Operating General Partners and the trustee alleging damages in the amount of $1,015,000 arising from the redemption of such bonds. On September 27, 1996 the court ruled in favor of the defendants. A former employee of the Columbia Partnership has brought a lawsuit against the Columbia Partnership and the former site manager of the property alleging wrongful termination in violation of the Americans with Disabilities Act. Attorneys for the plaintiff have offered to settle the lawsuit in exchange for a payment of $75,000. Management of the Columbia Partnership, with counsel, are currently reviewing the facts and merits of the lawsuit. No provision for such claim is reflected in the consolidated financial statements.

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

                                SECURED INCOME L.P.

                                By:  Wilder Richman Resources Corporation
                                     General Partner



Date:  November 13, 1996             Richard Paul Richman
                                     President, Chief Executive Officer
                                     and Director

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

                                  SECURED INCOME L.P.

                                  By:  Wilder Richman Resources Corporation
                                       General Partner



Date:  November 13, 1996               /s/ Richard Paul Richman
                                       Richard Paul Richman
                                       President, Chief Executive Officer
                                       and Director