Form 10-K
period 1996-12-31
SECURED INCOME L P
filed 1997-04-01
CIK 804217

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

(Mark One)

[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For fiscal year ended December 31, 1996

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from ________ to ________.

                                    0-17412
                            (Commission File Number)

                               Secured Income L.P.
      (Exact name of registrant as specified in its governing instruments)

                   Delaware                                  06-118584
(State or other jurisdiction of organization(I.R.S. Employer Identification No.)

Wilder Richman Resources Corporation
599 W. Putnam Avenue
Greenwich, Connecticut                                          06830
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:           (203) 869-0900

Securities registered pursuant to Section 12(b) of the Act:

           None
(Title of each Class)

Securities registered pursuant to Section 12(g) of the Act:

                     Units of Limited Partnership Interest
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes    X  No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

     The aggregate sales price of the units of limited partnership interest held by non-affiliates of the Registrant is $19,687,380. There is currently no public market for the units of limited partnership interest and, accordingly, such figure does not represent the market value for the units.

Documents incorporated by reference:

     The Prospectus of the Registrant, dated March 5, 1987 as supplemented and filed pursuant to Rule 424(b) and (c) under the Securities Act of 1933, is incorporated by reference into Parts I, II and III of this Annual Report on Form 10-K.

                                     PART I


Item 1.        Business


    General Development of Business

     Registrant (also referred to as the "Partnership") is a limited partnership which was formed under the Delaware Revised Uniform Limited Partnership Act on October 10, 1986. The general partners of the Partnership (the "General Partners") are Wilder Richman Resources Corporation, a Delaware corporation, Real Estate Equity Partners L.P., a Delaware limited partnership, and WRC-87A Corporation, a Delaware corporation.

     The Partnership was organized to invest in luxury multi-family residential housing complexes (the "Complexes") by acquiring approximately 99% of the limited partnership interest (the "Operating Partnership Interest") in limited partnerships that own and operate such Complexes(the"Operating Partnerships"). WRC-87A Corporation is a special limited partner of each Operating Partnership and has certain rights in connection therewith. Pursuant to Rule 12b-23 of the Securities and Exchange Commission's General Rules and Regulations promulgated under the Securities Exchange Act of 1934, as amended, the description of Registrant's business set forth under the heading "Investment Objectives and Policies" at pages 20 through 30 of the prospectus, dated March 5, 1987, (the "Prospectus") is incorporated herein by reference.

     Pursuant to the Partnership's Prospectus, as supplemented on October 2, 1987, December 15, 1987 and March 29, 1988, the Partnership offered up to $50 million of units of limited partnership interest in the Partnership (the "Units") at an offering price of $20 per Unit. The Units were registered under the Securities Act of 1933 pursuant to a Registration Statement on Form S-11 (Registration No. 33-9602).

     Registrant terminated the offering of Units (the "Offering") on February 29, 1988 upon raising sufficient capital from the sale of Units to fund the acquisition of the two properties specified for investment by Registrant. The Offering raised $19,687,380 from the sale of 984,369 Units. After payment of $1,378,117 of selling commissions and $1,378,116 of organization and offering expenses and acquisition fees, the net proceeds available for investment were $16,931,147. Of such net proceeds, $16,734,273 was allocated to the acquisition of Operating Partnership Interests which included investments in guaranteed investment contracts. The remaining net proceeds of $196,874 was designated as working capital to be used for operating expenses of the Partnership.

    Financial Information about Industry Segments

     Registrant is engaged solely in the business of holding Operating Partnership Interests. A presentation of information regarding industry segments is not applicable and would not be material to an understanding of the Partnership's business taken as a whole. See Item 8 herein for a summary of Registrant's operations.

    Competition

     Information regarding competition, general risks, tax risks and partnership risks is set forth under the heading "Risk Factors" at pages 37 through 48 of the Prospectus, which is incorporated herein by reference.

    Compliance with Environmental Protection Provisions

     Registrant is not aware of any non-compliance by the Operating Partnerships with respect to Federal, State and Local provisions regulating the discharge of material into the environment or otherwise relating to the protection of the environment, and is not aware of any condition that would have a material effect on the capital expenditures or competitive position of Registrant.

    Employees of Registrant

     Registrant employs no personnel and incurs no payroll costs. An affiliate of Wilder Richman Resources Corporation employs individuals who perform accounting, secretarial, transfer and other services on behalf of Registrant as are necessary in the ordinary course of business. Such individuals also perform similar services for other affiliates of Wilder Richman Resources Corporation.

     Tax Reform Act of 1986, Revenue Act of 1987, Technical and Miscellaneous Revenue Act of 1988, Omnibus Budget Reconciliation Act of 1989, Omnibus Budget
Reconciliation Act of 1990, Tax Extension Act of 1991, Omnibus Budget Reconciliation Act of 1993 and Uruguay Round Agreements Act (collectively the "Tax Acts")

     Registrant is organized as a limited partnership and is a "pass through" tax entity which does not, itself, pay Federal income tax. However, the partners of Registrant who are subject to Federal income tax may be affected by the Tax Acts. Registrant will consider the effect of certain aspects of the Tax Acts on the partners when making decisions regarding its investments. Registrant does not anticipate that the Tax Acts will currently have a material adverse impact on Registrant's business operations, capital resources and plans or liquidity.

Item 2.        Properties

       The following table sets forth information regarding the Complexes owned by the Operating Partnerships as of December 31, 1996.

                                                          Number of
 Property                       Location                 Dwelling Units

 Fieldpointe Apartments         Frederick, MD                 252
 The Westmont                   New York, NY                  163

     Fieldpointe Apartments, which is owned by Carrollton X Associates Limited Partnership (the "Carrollton Partnership"), is comprised of 252 apartment units totalling approximately 235,000 square feet with approximately 500 parking spaces. On-site amenities include a clubhouse building with locker room and on-site management office, a swimming pool and two tennis courts. The apartments feature numerous amenities, including dishwashers, disposals and fireplaces.

     The Partnership acquired its interest as a limited partner in the Carrollton Partnership by making a capital contribution of $3,121,995. Of this amount, $1,373,039 was invested in guaranteed investment contracts and $1,748,956 was contributed upon the Partnership's acquisition of the Operating Partnership Interest, including the amount due upon the achievement of sustaining rental revenue.

     The mortgage financing for the Carrollton Partnership was modified on August 30, 1993 from the sale of tax-exempt bonds pursuant to the terms of
Section 103(b)(4)(a) of the Internal Revenue Code. The modified mortgage in the amount of $10,494,100, bearing fixed 6.09% interest (with an exception for the first ten months through August 1994) and with a term of 35 years, is insured by the United States Department of Housing and Urban Development under Section 221(d)(4) of the National Housing Act, as amended. Under the terms of the financing, 80% of the units are permitted market rate rents and 20% of the units are to be rented to people earning no more than the low or moderate income levels within the meaning of Section 103(b)(4)(a) of the Internal Revenue Code. The Fieldpointe Apartments occupancy rate was approximately 99% as of December 31, 1996.

     The Westmont, which is owned by Columbia Associates (the "Columbia Partnership"), contains 163 apartment units, 9,415 square feet of commercial space, 46 garage parking spaces, and a penthouse with an exercise center and health club which offers exercise equipment, steam room, sauna, jacuzzi and a large terrace. The apartments feature numerous luxury amenities, including security systems, microwave ovens, dishwashers and hardwood floors.

     The Partnership acquired its interest as a limited partner in the Columbia Partnership by making a capital contribution to the Columbia Partnership in the amount of $12,571,634. Of this amount, $6,651,323 was invested in guaranteed investment contracts (which had a value of $5,610,679, including net accrued interest of $18,918, at the time of the acquisition as a result of principal amortization from the dates of purchase of such guaranteed investment contracts to the closing of the Columbia Partnership acquisition), $5,921,104 was contributed upon the Partnership's acquisition of the Operating Partnership Interest in the Columbia Partnership and $1,039,851 was contributed to the Columbia Partnership upon the achievement of sustaining rental revenue.

     The mortgage financing of the Columbia Partnership was modified on May 27, 1993 pursuant to a bond refunding by the New York City Housing Development Corporation ("HDC") in the amount of $27,600,000. Under the terms of the modified financing, the Columbia Partnership agreed that 20% of the residential units in The Westmont will be maintained for occupancy by low or moderate income tenants until July 2004. The Westmont's occupancy rate as of December 31, 1996 was approximately 99% as to residential dwelling units and 100% as to commercial space.

     As of December 31, 1996, the residential occupancy and market rental rates of the Complexes, exclusive of low and moderate income units, were approximately as follows:

                                       Fieldpointe                   The
                                       Apartments                 Westmont

       Occupancy Rate                      99%                       99%
       Monthly Rental Rates:
          Studio                                                $1,445-1,695
          One-Bedroom                   $550-590                $1,575-2,395
          Two-Bedroom                   $590-670                $2,417-3,195
          Three-Bedroom                 $740-765                $3,045-3,456

     The low and moderate income rental rates as of December 31, 1996 for Fieldpointe Apartments fall within the ranges noted above. Such rates for The Westmont range from $690 to $898.

     Further information regarding the Complexes and Registrant's interest therein is set forth under the heading Specified Investments at pages 30 through 36 of the Prospectus, and in the supplements to the Prospectus dated October 2, 1987 and March 29, 1988.

Item 3.       Legal Proceedings

               During December 1996, the Columbia Partnership reached a settlement with a former employee who had brought a lawsuit against the Columbia Partnership and the former site manager of the property alleging wrongful termination in violation of the Americans with Disabilities Act. The settlement of $32,500 was paid during December 1996.

Item 4.  Submission of Matters to a Vote of Security Holders

              None


                                     PART II

Item 5.       Market for Registrant's Common Equity and Related Unit Matters

       a)  Market

     There is no developed public market for the purchase and sale of Units a nd
Registrant does not anticipate that such a market will develop.

       b)  Holders

     As of December 31, 1996, there were approximately 1,383 record holders of Units (the "Limited Partners") holding an aggregate of 984,369 Units in the Partnership.

       c)  Distributions

     The Agreement of Limited  Partnership of Registrant  provides that all Cash
Available for Distribution (as defined therein) be distributed  quarterly to the
partners  in  specified   proportions.   There  are  no   restrictions   on  the
Partnership's ability to make distributions. As part of the restructuring of the
Columbia  Partnership's  financing,  the Columbia Partnership is prohibited from
distributing  cash  flow  from  operations   (exclusive  of  proceeds  from  the
guaranteed investment contracts). See Item 7 herein, Management's Discussion and
Analysis  of  Financial  Condition  and  Results  of  Operations,   for  further
discussion.  There were no distributions to the Limited Partners declared during the years ended December 31, 1995 and 1996.

Item 6.       Selected Financial Data

     The following table summarizes certain selected consolidated financial information concerning Registrant and should be read in conjunction with the consolidated financial statements and the related notes thereto:

                             Year Ended December 31,

                          1996        1995        1994       1993       1992

Total revenue          $6,434,698  $6,092,551  $5,880,772 $5,729,520 $5,639,587

Net loss                  (69,521)   (397,620)   (465,413)(1,219,746)(2,105,872)
Net loss allocated
  per unit of
  limited
  partnership
  interest                     -           -         (.39)     (1.23)     (2.12)

At year end:

  Total assets        39,322,376  40,458,675  41,709,487  43,416,439 48,049,272

  Mortgages payable   35,320,565  36,589,220  37,441,770  37,869,214 40,388,862

  Long-term debt


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

       Liquidity and Capital Resources

     The Partnership's primary sources of funds are rents generated by the Operating Partnerships and interest derived from investments and deposits which are restricted in accordance with the terms of the mortgages of the Operating Partnerships. As of January 15, 1995, the guaranteed investment contracts which were acquired to provide distributions to the Limited Partners were fully amortized. One guaranteed investment contract, which is owned by the Columbia Partnership, remains outstanding, the proceeds of which are intended to be utilized for investor service charges of the Columbia Partnership through December 1997. The Partnership's investments are highly illiquid.

     The Partnership is not expected to have access to additional sources of financing. Accordingly, if unforeseen contingencies arise that cause an Operating Partnership to require capital in addition to that contributed by the Partnership and any equity of the Operating General Partners, potential sources from which such capital needs will be able to be satisfied (other than reserves) would be additional equity contributions of the Operating General Partners or other equity reserves, if any, which could adversely affect the distribution from the Operating Partnerships to the Partnership of operating cash flow and sale or refinancing proceeds. Prior to the modification of the mortgages of the respective Operating Partnerships during 1993 (more fully discussed below), the rents generated by the Operating Partnerships were generally not sufficient to fully cover the operating expenses and debt service requirements of the Operating Partnerships. The respective Operating General Partners have provided funds necessary to cover operating deficits in the form of advances and fee deferrals; however, there can be no assurance that the respective Operating General Partners will continue to provide such funds to the extent they are needed.

     The results of operations in 1996 were favorable compared to 1995 principally due to a decrease in the weighted average interest rate on the Columbia Partnership mortgages from 3.72% to 3.29%. Property and equipment decreased by approximately $1,340,000 due to depreciation of approximately $1,528,000, partially offset by capital expenditures of approximately $188,000, while intangible assets decreased by approximately $466,000 primarily due to amortization. Property and equipment and intangible assets are expected to decrease annually as the cost of these assets is allocated to future periods over their remaining lives.

     Investment in guaranteed investment contract decreased by approximately $66,000 as a result of the amortization of principal from the quarterly payments from such contract. The payments of principal and interest from such contracts were previously utilized by the Partnership to make distributions to the partners (through December 1994) and currently cover a portion of the investor services expenses incurred by the Partnership. Virtually all distributions to partners to date have been generated from the investment in guaranteed investment contracts. The General Partners do not anticipate significant cash flow distributions from the properties given the restrictions on cash flow distributions of the Columbia Partnership resulting from the restructuring of its financing.

     As a result of the cash flows generated by the operations of the Complexes and the proceeds of the Columbia Partnership's guaranteed investment contract, cash and cash equivalents increased by approximately $120,000 and restricted assets and funded reserves required under the terms of the respective mortgages increased by approximately $834,000. Mortgages payable decreased due to principal amortization of approximately $1,269,000, which amount includes $800,000 of accelerated payments on the Columbia Partnership mortgages (see discussion below). Due to general partners and affiliates increased primarily as a result of accrued interest on advances provided by the Columbia Operating General Partners and accrued investor services fees, partially offset by the payment of management and reporting fees of the Carrollton Partnership which were previously deferred. As of December 31, 1996, the Partnership owes approximately $620,000 to an affiliate of certain General Partners for accrued investor services fees.

     As of December 31, 1996, the balance in the Columbia Partnership's Pledged Cap Account (see discussion below) is approximately $1,754,000. Although the original outside date for the Pledged Cap Account to be utilized for its intended purpose was October 31, 1996, the Columbia Operating General Partners have been conducting ongoing discussions with the lender in order to address other potential uses of such account, including utilizing such funds for costs in connection with a potential refinancing of the mortgages with another lender. Under the current financing terms, the lender is entitled to a credit enhancement fee of 2.5% per annum based on the outstanding loan balance Therefore, the Columbia Operating

     General Partners have been conducting discussions with other potential credit enhancers in order to obtain a lower effective borrowing rate. However, there can be no assurance that the lender would approve any alternative utilization of such account, or that the Columbia Operating General Partners will procure suitable alternative financing.

       Results of Operations

       Year Ended December 31, 1996

     Due to a decrease in the weighted average interest rate on the Columbia Partnership mortgages and an increase in rental revenue, the Partnership's results from operations improved during the year ended December 31, 1996 as compared to the year ended December 31, 1995. Operating and maintenance expenses increased for the year ended December 31, 1996 primarily due to increased maintenance salaries. Interest revenue for the year ended December 31, 1996 is comparable to the year ended December 31, 1995 and was generated primarily from Partnership deposits and escrows established in connection with the Columbia Partnership mortgages (see discussion below).

     During 1996, the Complexes generated net cash flow before scheduled principal reduction on the mortgages and, in the case of the Columbia Partnership, prior to mandatory deposits to an Operating Deficit Reserve, a Pledged Cap Account and a Bond Retirement Escrow (as such terms are defined in the consolidated financial statements) of approximately $1,876,000. Such amount reflects cash flow after replacement reserve activity and capital expenditures and excludes proceeds from the remaining guaranteed investment contract. Mortgage principal payments during 1996 for the Columbia Partnership and the Carrollton Partnership were approximately $1,162,000 and approximately $106,000, respectively. In the case of the Columbia Partnership, the maximum amount permitted to be deposited to the Operating Deficit Reserve ($500,000) was achieved during 1994; accordingly, no additional deposits to the Operating Deficit Reserve are required other than to maintain the account at a balance of $500,000. No amounts were utilized from the Operating Deficit Reserve during 1996. Deposits to the Pledged Cap Account and the Bond Retirement Escrow during 1996 were approximately $439,000 and approximately $709,000, respectively. As discussed in the consolidated financial statements, any savings realized on the difference between the initial note rate on the Columbia Partnership mortgages of 4.66% and the actual low floater rate (approximately 3.29% weighted average rate during 1996) are deposited into the Pledged Cap Account. To the extent the future cash flow generated by the Columbia Partnership is not utilized to fund the Operating Deficit Reserve or Pledged Cap Account, such cash flow, under the Citibank loan terms, will be deposited to the Bond Retirement Escrow to make additional mortgage principal payments. Such additional payments amounted to $800,000 during the year ended December 31, 1996. However, there can be no assurance that the level of cash flow generated by the Complexes in 1996 will continue in future years. Restricted assets and funded reserves as of December 31, 1996 include balances in the Operating Deficit Reserve, the Pledged Cap Account and the Bond Retirement Escrow of $500,000, approximately $1,754,000 and approximately $182,000, respectively.

     As of December 31, 1996, the occupancy of Fieldpointe Apartments was approximately 99% and the occupancy of The Westmont was approximately 99% as to residential units and 100% as to commercial space. The commercial space was fully occupied throughout 1996, resulting in an increase in commercial rent revenue of approximately $133,000 as compared to 1995. The future operating results of the Complexes will be extremely dependent on market conditions and therefore may be subject to significant volatility. The Complexes are generally in good physical condition and are being managed by experienced management companies.

       Year Ended December 31, 1995

     Despite an increase in the weighted average interest rate on the Columbia Partnership mortgages, the Partnership's results from operations during the year ended December 31, 1995 were comparable to the year ended December 31, 1994 due to an increase in rental revenue. The increased interest expense associated with the Columbia Partnership mortgages was partially offset by the impact of a lower interest rate on the Carrollton Partnership mortgage during 1995. Operating and maintenance expenses decreased for the year ended December 31, 1995, primarily due to decreased maintenance expenses which were higher than usual during 1994 (see discussion below). Although interest revenue for the year ended December 31, 1995 is comparable to the year ended December 31, 1994, interest revenue in 1995 was generated primarily from Partnership deposits and escrows established in connection with the Columbia Partnership mortgages (see discussion below), whereas approximately fifty percent of such revenue in 1994 was attributable to the investments in guaranteedinvestment contracts.

     During  1995,  the  Complexes  generated  net cash  flow  before  scheduled principal reduction on the mortgages and, in the case of the Columbia Partnership, prior to mandatory deposits to the Operating Deficit Reserve, the Pledged Cap Account and the Bond Retirement Escrow of approximately $1,574,000. Such amount reflects cash flow after replacement reserve activity and capital expenditures and excludes proceeds from the guaranteed investment contracts. No amounts were utilized from the Operating Deficit Reserve during 1995. Deposits to the Pledged Cap Account and the Bond Retirement Escrow during 1995 were approximately $322,000 and approximately $670,000, respectively. Mortgage principal payments during 1995 for the Columbia Partnership and the Carrollton Partnership were approximately $752,000 and approximately $101,000, respectively, which amount for the Columbia Partnership includes $400,000 of additional payments from the Bond Retirement Escrow. Restricted assets and funded reserves as of December 31, 1995 include balances in the Operating
Deficit Reserve, the Pledged Cap Account and the Bond Retirement Escrow of approximately $504,000, approximately $1,265,000 and approximately $270,000, respectively.

     As of December 31, 1995, the occupancy of Fieldpointe Apartments was approximately 99% and the occupancy of The Westmont was approximately 98% as to residential units and 100% as to commercial space. Although the commercial space was fully occupied as of December 31, 1995, approximately 22% of the space was vacant during 1995 until November 1, 1995; the terms of the new lease (which has a five year term plus renewal options) included a rent concession through February 28, 1996. The commercial vacancy loss (including concessions on the new lease) for 1995 was approximately $126,000. However, despite the impact of the unoccupied commercial space, rental revenue increased by approximately 4.1% due to higher average residential occupancy and higher rent charges during 1995.

       Year Ended December 31, 1994

     As mentioned above, the mortgages of the Operating Partnerships were refinanced during 1993. Accordingly, the Partnership's results from operations improved considerably during the year ended December 31, 1994 as compared to the year ended December 31, 1993 due primarily to a significant decrease in interest expense and the ability to sustain occupancy rates achieved during 1993. Interest revenue decreased for the year ended December 31, 1994 as compared to the year ended December 31, 1993, primarily due to the declining interest earned on the guaranteed investment contracts as the contracts matured. Interest earned on the guaranteed investment contracts amounted to approximately $74,000 for the year ended December 31, 1994 and is reflected in results from operations. Operating and maintenance expenses increased during the year ended December 31, 1994 as compared to the year ended December 31, 1993, primarily due to increased maintenance expenses incurred as the Complexes utilized certain of the interest expense savings noted above.

     During 1994, the Complexes generated net cash flow before scheduled principal reduction on the mortgages and, in the case of the Columbia Partnership, prior to mandatory deposits to the Operating Deficit Reserve and the Pledged Cap Account of approximately $1,598,000. Such amount reflects cash flow after replacement reserve activity and capital expenditures and excludes proceeds from the guaranteed investment contracts. Mortgage principal payments during 1994 for the Columbia Partnership and the Carrollton Partnership were approximately $352,000 and approximately $75,000, respectively. Deposits to the Operating Deficit Reserve and the Pledged Cap Account during 1994 were approximately $502,000 and approximately $577,000, respectively. As of December 31, 1994, the occupancy of Fieldpointe Apartments was approximately 96% and the occupancy of The Westmont was approximately 99% as to residential units and 75% as to commercial space. Although the vacany of The Westmont's commercial space represented a decline in rental revenue of approximately $69,000 during the year ended December 31, 1994, rental revenue increased approximately 3.5% during the year ended December 31, 1994 as compared to the year ended December 31, 1993 as a result of the consistently high occupancy of residential units of both Complexes throughout 1994. The distribution provided to Limited Partners was available exclusively from proceeds from the guaranteed investment contracts.

       Inflation

     Inflation is not expected to have a material adverse impact on Registrant's revenues during its period of ownership of the Operating Partnerships. However, because of the nature of the low floater interest rate involved in the Columbia Partnership's debt restructuring, the Columbia Partnership's ability to generate cash flow (and therefore fund reserves and retire debt) would be adversely affected by inflation. Although the outside date for purchasing an interest rate cap was October 1996, the cap has not been purchased (see discussion above under the caption "Liquidity and Capital Resources").

       Recent Accounting Statements Not Yet Adopted

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" and SFAS No. 129, "Disclosure of Information about Capital Structure." SFAS No. 128 provides accounting and reporting standards for the amount of earnings per share. SFAS No. 129 requires the disclosure in summary form within the financial statements of the pertinent rights and privileges of the various securities outstanding. SFAS No. 128 and SFAS No. 129 are effective for fiscal years ending after December 15, 1997 and earlier application is not permitted.

     The implementation of these standards is not expected to materially affect Registrant's financial statements because Registrant's earnings per share would not be significantly affected and the disclosures regarding the capital structure in the financial statements would not be significantly changed.

Item 8.       Financial Statements and Supplementary Data

     Set forth in the financial statements listed on page F-2 is the financial information required in response to Item 8. Such financial statements and schedules appear on pages F-1 to F-21 and are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

       None.

                                                       PART III

Item 10.      Directors and Executive Officers of the Registrant

       The Partnership has no directors or executive officers.

     The General Partners are Wilder Richman Resources Corporation, a Delaware corporation (the "WRC General Partner"), Real Estate Equity Partners L.P., a Delaware limited partnership and an affiliate of Lehman Brothers Inc. (the "Lehman General Partner") and WRC-87A Corporation, a Delaware corporation (the "L/WRC General Partner"). The L/WRC General Partner is currently one-half owned by Real Estate Equity Partners Inc., the corporate general partner of the Lehman General Partner, and one-half owned by the shareholders of the WRC General Partner.

                             The WRC General Partner


The directors and officers of the WRC General Partner are as follows:

Name                             Age        Office

Richard Paul Richman             49         President and Director

Robert H. Wilder, Jr.            51         Executive Vice President,
                                            Secretary, Treasurer and Director.

       Each of such directors and officers have served in such capacity since the company's formation.

     Richard Paul Richman, 49 years old, is President and Director of the WRC General Partner. Mr. Richman graduated from the Columbia University Law School with a Juris Doctor degree, the Columbia University Graduate School of Business Administration with a Master of Business Administration degree and Syracuse University with a Bachelor of Arts degree in Political Science. Mr. Richman has over ten years of extensive experience in both the development and management of residential properties. From 1973 until 1979, Mr. Richman practiced corporate law in New York City with the law firm of Greenbaum, Wolff & Ernst and then as a partner of Shipley, Richman & Nierenberg. For over six years, Mr. Richman acted as a lawyer in connection with the development, syndication and tax issues relating to real estate. Since 1988, Mr. Richman has been the President and sole stockholder of The Richman Group, Inc. In recent years, Mr. Richman has devoted full time to the syndication and development of real estate. Mr. Richman was a vice president and shareholder of Related Housing Companies Incorporated, New York, New York from 1978 until mid-1979 with responsibility for that company's project acquisition and syndication activities. Mr. Richman has been a member of the National Advisory Board of the Housing and Development Reporter, a bi-weekly publication of the Bureau of National Affairs, Inc., a frequent speaker on real estate syndication, has been a member of the New York State Historic Credit Task Force, the National Leased Housing Association, the Coalition to Preserve the Low-Income Tax Credit and the Minority Developer Assistance Corporation (which was established by the New York State Battery Park Commission).

     Robert H. Wilder, Jr., 51 years old, is Executive Vice President, Secretary, Treasurer and Director of the WRC General Partner. Mr. Wilder graduated from the University of Michigan with a Bachelor of Arts degree in Economics and from the Columbia University Graduate School of Business with a Master of Business Administration degree. After graduation in 1968, Mr. Wilder joined James D. Landauer Associates, Inc., a national real estate consulting firm, where his responsibilities included feasibility studies, market analyses, land use studies, portfolio valuations and appraisals of industrial, office, commercial and multi-family properties. From 1973 until mid-1979, Mr. Wilder was executive vice president and shareholder of Related Housing Companies Incorporated, New York, New York, and was responsible for mortgage financing and construction loan placement and the supervision of the development of the company's projects. Since 1988, Mr. Wilder has been the President and sole shareholder of Wilder Property Companies Inc. Mr. Wilder is also a licensed real estate broker in New York and Connecticut.

                           The Lehman General Partner

     The directors and officers of Real Estate Equity Partners Inc. are set forth below.

     Certain officers and directors of Real Estate Equity Partners Inc. are now serving (or in the past have served) as officers or directors of entities which act as general partners of a number of real estate limited partnerships which have sought protection under the provisions of the Federal Bankruptcy Code. The partnerships which have filed bankruptcy petitions own real estate which has been adversely affected by the economic conditions in the markets in which the real estate is located and, consequently, the partnerships sought the protection of the bankruptcy laws to protect the partnerships' assets from loss through foreclosure.

Name                             Age        Office

Paul L. Abbott                   51         President, Chief Operating Officer
                                            and Chief Financial Officer
Doreen Odell                     37         Vice President
John Barker                      27         Vice President

     Paul L. Abbott, age 51, is a Managing Director of Lehman Brothers Inc. Mr. Abbott joined Lehman Brothers Inc. in August 1988 and is responsible for investment management of residential, commercial and retail real estate. Prior to joining Lehman Brothers Inc., Mr. Abbott was a real estate consultant and a senior officer of a privately held company specializing in the syndication of private real estate limited partnerships. From 1974 through 1983, Mr. Abbott was an officer of two life insurance companies and a director of an insurance agency subsidiary. Mr. Abbott received his formal education in the undergraduate and graduate schools of Washington University in St. Louis.

     Doreen Odell, age 37, is First Vice President of Lehman Brothers Inc. and has worked with the Diversified Asset Group since June 1988. Ms. Odell graduated Phi Beta Kappa and received a B.A. in Economics summa cum laude from Wellesley College in 1981. She received a M.S. in Real Estate Development from the Massachusetts Institute of Technology in 1986. Prior to joining Lehman Brothers Inc., Ms. Odell was involved in real estate development in both the public and private sectors. As a development manager with N.Y.C. Public Development Corporation, she structured joint ventures with private developers. She also worked with a private development company, The Harborside Corporation, evaluating real estate investments and development projects. From 1981 to 1984, Ms. Odell was a construction loan officer with Manufacturer's Hanover Trust Company.

     John Barker, age 27, is an Associate of Lehman Brothers Inc. and is responsible for the investment management of retail, commercial and residential real estate. Since joining Lehman Brothers Inc. in 1996, Mr. Barker has been involved in restructuring, asset management and the sale of commercial, retail and residential properties. Prior to joining Lehman Brothers Inc., Mr. Barker worked in valuation and investment sales for Jones Lang Wootton USA and was an officer in the United Sates Navy. Mr. Barker received an undergraduate degree from the University of Pennsylvania and a graduate degree from the Navy Supply Corps School.

                            The L/WRC General Partner

The directors and officers of the L/WRC General Partner are as follows:

Name                                        Office

Paul L. Abbott                              President and Director

Richard Paul Richman                        Executive Vice President, Secretary,
                                            Treasurer and Director

     Mr. Abbott's biography is included above under the Lehman General Partner. Mr. Richman's biography is included above under the WRC General Partner.

Item 11.      Executive Compensation

     The Partnership is not required to pay the officers, directors or partners of the General Partners any direct compensation and no such compensation was paid during the fiscal year ended December 31, 1996.


Item 12.      Security Ownership of Certain Beneficial Owners and Management

     a) No person or group is known by the Partnership to be the owner of record of more than 5% of the outstanding units as of December 31, 1996.

       b)  Security ownership by the General Partners is as follows:

                                                                 Percentage of
                                                   Amount and     Outstanding
                                                    Nature of       General
Title of                                            Beneficial      Partners'
  Class               Name of Beneficial Owner      Ownership       Interest *

General               Real Estate Equity               $3.33            33.3%
Partners'              Partners L.P.
Interest in
Secured Income L.P.   Wilder Richman                   $3.33            33.3%
                       Resources Corporation

                      WRC-87A Corporation              $3.34            33.4%

  * General Partners as a class have a 1% interest in all profits, losses and distributions of the Partnership.

     c) Registrant knows of no arrangements which may, at a subsequent date, result in a change of control of Registrant. Article VI of the Limited Partnership Agreement describes the circumstances under which changes in General Partners canoccur.

       d) There is no family relationship between any of the foregoing directors and executive officers.

       e) Involvement in certain legal proceedings with respect to the foregoing directors and executive officers: None.

Item 13.      Certain Relationships and Related Transactions with Management

     The General Partners and their affiliates are entitled to receive certain compensation, fees and reimbursements of expenses. The Partnership incurred investor services fees in the amount of $80,072, of which $65,971 is payable to an affiliate of the General Partners for the year ended December 31, 1996.
Information regarding such compensation is set forth under the heading "Compensation And Fees To General Partners And Affiliates" at pages 13 through 19 of the Prospectus, which is incorporated herein by reference.

     The financial interests in Registrant of the General Partners and Special Limited Partner are set forth under the heading "Profits, Losses and Distributions" at pages 64 through 67 of the Prospectus, which is incorporated herein by reference.

     The taxable income generated by Registrant during the year ended December 31, 1996 allocated to each of the General Partners was approximately $1,100.

       Transactions with Affiliates of Management

     Wilder Richman Management Corp. ("WRMC"), an affiliate of certain General Partners, is the managing agent of Fieldpointe Apartments. In connection with these services, WRMC earned management and reporting fees of $83,958 in 1996.

       Indebtedness of Management

     No officer or director of the General Partners or any affiliate of the foregoing was indebted to Registrant at any time during the fiscal year ended December 31, 1996.

                                     PART IV


Item 14.        Exhibits, Financial Statement Schedules, and Reports on
                Form 8-K

(a)    1        Financial Statements - The list of Financial Statements appears on page F-2.

       2 Schedules - The list of Financial Statement Schedules appears on page F-2.

       3        Exhibits:

       3(A) Form of Amended and Restated Agreement of Limited Partnership of Secured Income L.P., incorporated by reference to Exhibit A to the Prospectus contained in the Partnership's Registration Statement on Form S-11 (No. 33-9602) (the "Form S-11").

       3(B) Certificate of Limited Partnership of Secured Income L.P., incorporated by reference to Exhibit 3(B) of Form S-11.

       10(A) Escrow Agreement between Registrant and FirsTier Bank N.A., incorporated by reference to Exhibit 10(A) of Form S-11.

       10(B) Carrollton Partnership Interest Acquisition Agreement, incorporated by reference to Exhibit 10(B) of Form S-11.

       10(C) Carrollton Partnership Agreement, as amended, and guarantees to certain obligations by Carrollton Developer General Partner, incorporated by reference to Exhibit 10(C) of Form S-11.

       10(D) Carrollton Property Management Agreement, as amended, incorporated by reference to Exhibit 10(D) of Form S-11.

       10(E) Fieldpointe Complex Financing Documents, incorporated by reference to Exhibit 10(B) of Form S-11.

       10(F) Form of Guaranteed Investment Contract Escrow Agreement, incorporated by reference to Exhibit 10(F) of Form S-11.

       10(G) Columbia Partnership Interest Acquisition Agreement, incorporated by reference to Exhibit 10(G) of Form S-11.

       10(H) Columbia Partnership Agreement and guarantee of certain obligations of Columbia Developer General Partner, incorporated by reference to Exhibit 10(H) of Form S-11.

       10(I) Columbia Property Management Agreement, incorporated by reference to Exhibit 10(I) of Form S-11.

       10(J) Columbia Construction and Development Agreement, incorporated by reference to Exhibit 10(J) of Form S-11.

       10(K) Westmont Complex Financing Documents, incorporated by reference to Exhibit 10(K) of Form S-11.

       10(L) Westmont Complex Financing Restructuring Agreement, incorporated by reference to Form 10-K for fiscal year ended December 31, 1992.

       10(M) Columbia Partnership Cost-Sharing and Indemnity Agreement in connection with the mortgage modification dated May 27, 1993, incorporated by reference to Form 10-K for fiscal year ended December 31, 1993.

       10(N) Amendment of Partnership Agreement of Columbia Partnership dated May 27, 1993, incorporated by reference to Form 10-K for fiscal year ended December 31, 1993.

       10(O) Amendment of Guaranty Agreement of Columbia Partnership dated May 27, 1993, incorporated by reference to Form 10-K for fiscal year ended December 31, 1993.

       10(P) Columbia Partnership Financing Agreement dated May 27, 1993, incorporated by reference to Form 10-K for fiscal year ended December 31, 1993.

       10(Q) Carrollton Partnership Assignment and Modification of Deed of Trust dated August 30, 1993, incorporated by reference to Form 10-K for fiscal year ended December 31, 1993.

       (25) Power of Attorney, incorporated by reference to Exhibit 25 of Form S-11.

       (28) Market Analysis dated February 1, 1985 of REDE Associates, incorporated by reference to Exhibit 28 of Form S-11.


       Other Exhibits

       (b)      Reports on Form 8-K

                No reports on Form 8-K were filed during the last quarter of the fiscal year ended December 31, 1996.

                                   SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized on the 31st day of March, 1997.


           SECURED INCOME L.P.

          By:    Wilder Richman Resources Corporation, General Partner

          By:    /s/Richard Paul Richman
                  Richard Paul Richman - President

          By:    Real Estate Equity Partners L.P., General Partner
                  Real Estate Equity Partners Inc.

          By:    /s/Paul L. Abbott
                  Paul L. Abbott - President

          By:    WRC-87A Corporation, General Partner

          By:    /s/Paul L. Abbott
                 Paul L. Abbott - President

                      CONSOLIDATED FINANCIAL STATEMENTS AND
                          INDEPENDENT AUDITORS' REPORT

                      SECURED INCOME L.P. AND SUBSIDIARIES

                        DECEMBER 31, 1996, 1995 AND 1994


                      SECURED INCOME L.P. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                 PAGE


INDEPENDENT AUDITORS' REPORT                                     F-3


CONSOLIDATED FINANCIAL STATEMENTS


         CONSOLIDATED BALANCE SHEETS                             F-4


         CONSOLIDATED STATEMENTS OF OPERATIONS                   F-5


         CONSOLIDATED STATEMENTS OF PARTNERS' DEFICIT            F-6


         CONSOLIDATED STATEMENTS OF CASH FLOWS                   F-7


         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS              F-8


CONSOLIDATED FINANCIAL STATEMENT SCHEDULES


         SCHEDULE IV - INDEBTEDNESS TO RELATED PARTIES          F-21


         ALL OTHER SCHEDULES ARE OMITTED BECAUSE THEY ARE NOT
         REQUIRED, ARE INAPPLICABLE, OR THE INFORMATION IS OTHERWISE
         SHOWN IN THE CONSOLIDATED FINANCIAL STATEMENTS OR NOTES
         THERETO.



                          INDEPENDENT AUDITORS' REPORT



To the Partners
Secured Income L.P. and Subsidiaries

     We have audited the consolidated balance sheets of Secured Income L.P. and Subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, partners' deficit and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material mis-statement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Secured Income L.P. and Subsidiaries as of December 31, 1996 and 1995, and the results of their operations, changes in their partners' deficit and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

     We have also audited Schedule IV of Secured Income L.P. and Subsidiaries for the years ended December 31, 1996, 1995 and 1994. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.


                                   By:   /s/ Reznick Fedder & Silverman
Bethesda, Maryland
March 7, 1997


                      Secured Income L.P. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

                           December 31, 1996 and 1995


                                     ASSETS

                                  Notes           1996             1995

PROPERTY AND EQUIPMENT, net of
  accumulated depreciation         3,6         $31,228,583      $32,568,735

CASH AND CASH EQUIVALENTS          11              896,433          776,227

CASH RESTRICTED FOR TENANTS'
  SECURITY DEPOSITS                                                                   451,401                424,470

RESTRICTED ASSETS AND FUNDED
RESERVES                         5,6,9,11        4,322,124        3,487,938

INVESTMENT - guaranteed
investment contract               2,11              92,585          158,394

INTEREST AND ACCOUNTS
RECEIVABLE                         11               67,094           57,859

PREPAID EXPENSES                                                                      135,734                425,513

INTANGIBLE ASSETS, net of
accumulated amortization           4            2,093,714         2,559,539

OTHER ASSETS                                       34,708

                                              $39,322,376       $40,458,675


                        LIABILITIES AND PARTNERS' DEFICIT

LIABILITIES
  Mortgages payable               6           $35,320,565       $36,589,220
  Accounts payable and
   accrued expenses                               236,891           248,310
  Tenants' security
   deposits payable                               451,401           421,946
  Due to general partners
   and affiliates                 7             3,970,278         3,774,483
  Deferred income                                 164,368           176,322

                                               40,143,503        41,210,281

COMMITMENTS AND CONTINGENCIES   6,9

PARTNERS' DEFICIT                8
  Limited partners (984,369
     units issued and
     outstanding)                                      -                 -
  General partners' deficit                      (821,127)         (751,606)

                                                 (821,127)         (751,606)

                                             $ 39,322,376       $40,458,675


                 See notes to consolidated financial statements


                      Secured Income L.P. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                            Years ended December 31,




                             Notes       1996          1995            1994

REVENUE
  Rental                             $6,227,870     $5,907,143     $ 5,673,761
  Interest                              169,896        156,261         150,771
  Other                                  36,932         29,147          56,240

                                      6,434,698      6,092,551       5,880,772

EXPENSES
  Administrative and
     management               7         774,264        746,458         737,802
  Operating and
     maintenance                      1,060,253        852,146         971,143
  Taxes and insurance                                                  891,180            916,304              877,184
  Interest                  6,7       1,764,812      1,955,821       1,712,456
  Depreciation and
     amortization           3,4       2,013,710      2,019,442       2,047,600

                                      6,504,219      6,490,171       6,346,185

          NET LOSS                 $    (69,521)   $  (397,620)    $  (465,413)



NET LOSS ATTRIBUTABLE TO
  Limited partners          8      $        -      $         -     $  (381,240)
  General partners          8           (69,521)      (397,620)        (84,173)

                                  $     (69,521)   $  (397,620)    $  (465,413)



NET LOSS ALLOCATED PER
  UNIT OF LIMITED
  PARTNERSHIP INTEREST     8      $          -     $        -       $    (.39)


Weighted number of units
 outstanding                           984,369        984,369         984,369






                 See notes to consolidated financial statements


                      Secured Income L.P. and Subsidiaries

                  CONSOLIDATED STATEMENTS OF PARTNERS' DEFICIT

                  Years ended December 31, 1996, 1995 and 1994




                                                      Limited          General
                                      Total           partners        partners


Partners' equity (deficit),
December 31, 1993                $  978,004         $1,226,732       $(248,728)

Net loss                           (465,413)          (381,240)        (84,173)

Distributions                      (864,189)          (845,492)        (18,697)

Partners' deficit,
December 31, 1994                  (351,598)                -         (351,598)

Net loss                           (397,620)                -         (397,620)

Distributions                        (2,388)                -           (2,388)

Partners' deficit,
December 31, 1995                  (751,606)                -         (751,606)

Net loss                            (69,521)                -          (69,521)

Partners' deficit,
December 31, 1996                 $(821,127)         $      -        $(821,127)

























                 See notes to consolidated financial statements


                      Secured Income L.P. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                            Years ended December 31,

                                            1996          1995          1994

CASH FLOWS FROM OPERATING
 ACTIVITIES
  Net loss                               $ (69,251)    $ (397,620)  $ (465,413)
  Adjustments to reconcile net
 loss to net cash provided
  by operating activities
    Depreciation and amortization        2,013,710      2,019,442    2,047,600
    Decrease (increase) in assets
      Restricted assets and funded
       reserves                           (834,186)      (491,585)    (878,004)
      Tenants' security deposits           (26,931)       (12,408)     (11,953)
      Interest and accounts receivable      (9,235)        (5,817)     360,735
      Prepaid expenses                     289,779        (28,147)    (259,973)
      Intangible assets                    (20,000)       (45,785)
      Other assets                         (34,708)
    Increase (decrease) in liabilities
      Accounts payable and accrued
       expenses                            (11,418)        24,743      (52,501)
      Tenants' security deposits
       payable                              29,455          9,884       11,953
      Due to general partners and
        affiliates                         195,794        193,782      240,929
      Deferred income                      (11,954)       (11,954)     (11,954)

          Net cash provided by operating
           activities                    1,510,785      1,254,535      981,419

CASH FLOWS FROM INVESTING ACTIVITIES
  Principal proceeds from guaranteed
    investment contracts                   65,809         270,741      665,178
  Capital expenditures                   (187,733)       (339,980)    (117,902)

          Net cash provided by (used in)
           investing activities          (121,924)        (69,239)     547,276
CASH FLOWS FROM FINANCING ACTIVITIES
  Payments of principal on permanent
    financing                          (1,268,655)       (852,550)    (427,444)
  Distributions to partners                              (217,097)  (1,002,522)

          Net cash used in financing
           activities                  (1,268,655)     (1,069,647)  (1,429,966)

NET INCREASE IN CASH AND CASH
  EQUIVALENTS                             120,206         115,649      98,729

CASH AND CASH EQUIVALENTS, beginning
     of year                              776,227         660,578     561,849

CASH AND CASH EQUIVALENTS, end of year  $ 896,433      $  776,227   $ 660,578


SUPPLEMENTAL INFORMATION
  Interest paid                       $ 1,471,566      $1,626,811  $1,476,936



                      Secured Income L.P. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1996, 1995 and 1994

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Secured Income L.P. (the "Partnership"), was formed on October 10, 1986 under the Revised Uniform Limited Partnership Act of the State of Delaware for the purpose of acquiring real estate limited partnership interests. The Partnership filed a Form S-11 registration statement with the Securities and Exchange Commission effective March 5, 1987 covering an offering of up to 2,500,000 limited partnership units at $20 per unit. The admission of limited partners occurred on October 9, 1987 (at which time operations commenced), December 18, 1987 and April 12, 1988.

     Carrollton X Associates Limited Partnership ("Carrollton") was organized under the laws of the District of Columbia on December 18, 1985 for the purpose of constructing and operating a residential rental apartment complex and related facilities under Section 221(d)4 of the National Housing Act. The Partnership acquired a 98.9% limited partner interest in Carrollton in October 1987. The complex consists of 252 units located in Frederick, Maryland and operates under the name of Fieldpointe Apartments.

     Columbia Associates ("Columbia") was formed as a limited partnership on February 6, 1985 to acquire an interest in real property located in New York, New York and to construct and operate thereon a 163 unit apartment complex which also includes a parking garage and commercial space. The Partnership acquired a 98.9% limited partner interest in Columbia in December 1988. The complex operates under the name of The Westmont.

     Columbia and Carrollton have underlying mortgages which qualify for tax-exempt financing as a result of restricting at least 20% of their apartment units for low to moderate income tenants as defined in applicable guidelines.

    Principles of Consolidation
     The consolidated financial statements include the assets, liabilities and results of operations which relate to the business of the Partnership, Carrollton and Columbia. All significant inter-partnership balances and transactions have been eliminated in consolidation.

    Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

    Property, Equipment and Depreciation

     Land, buildings and improvements are carried at the lower of cost or net realizable value. Net realizable value represents the net cash flow necessary to recover costs exclusive of debt service. Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives by use of the straight-line method over a 25-year life. Personal property is carried at cost and is depreciated over its estimated service life of 5-7 years using the straight-line method. Improvements are capitalized, while expenditures for maintenance and repairs are charged to expense as incurred. Upon disposal of depreciable property, the appropriate property accounts are reduced by the related costs and accumulated depreciation and the resulting gains or losses are reflected in the consolidated statements of operations.

                      Secured Income L.P. and Subsidiaries

                        December 31, 1996, 1995 and 1994


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING  POLICIES
         (Continued)

    Other Assets and Amortization

     Mortgage costs are amortized over the terms of the respective loans using the effective interest method. Acquisition fees are amortized over the useful lives of the respective property and equipment using the straight- line method. Leasing costs are amortized over the period of the applicable leases which range from 5 to 12 years using the straight-line method. Partnership management fees, which became fully amortized during the year ended December 31, 1994, were amortized over 60 months using the straight- line method.

    Deferred Income

    Deferred income consists of a fee received by Columbia for the extension of a parking garage lease which expires September 30, 2011. Such fee is being allocated to income over the lease term.

    Leases

    Tenant leases are treated as operating leases. Rental revenue is reported when earned and expenses are charged to operations as incurred.

    Interest Income

    Interest earned on guaranteed investment contracts is recognized utilizing the effective interest method.

    Income Taxes

    No provision or benefit for income taxes has been included in these financial statements since taxable income or loss passes through to, and is reportable by, the partners individually.

    Cash and Cash Equivalents

    The Partnership considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents.

    Net Loss per Unit of Limited Partnership Interest

    Net loss per unit of limited partnership interest is calculated based upon the weighted average number of units outstanding, 984,369 for each of the years 1996, 1995 and 1994. Losses are allocated to limited partners until such time as the limited partners' equity reaches zero.

    Adoption of Accounting Standard

     On January 1, 1996, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No.121, "Accounting for Impairment of Long- Lived Assets and for Long-Lived Assets to be Disposed of. This standard requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

                      Secured Income L.P. and Subsidiaries

                        December 31, 1996, 1995 and 1994

NOTE 2 - GUARANTEED INVESTMENT CONTRACTS

    In order to provide investor limited partners with a 7% guaranteed cash distribution through December 31, 1993 and to pay investor services fees for a prescribed period, the Partnership purchased guaranteed investment contracts upon each admission of limited partners. Proceeds from the guaranteed investment contracts have been comprised of principal and interest such that the balances of the guaranteed investment contracts are fully amortized upon the expiration of their respective terms.

    In connection with the Partnership's investment in Carrollton, the Partnership purchased guaranteed investment contracts to provide Carrollton's pro rata portion of the 7% cash distributions through December 31, 1993. Such guaranteed investment contracts expired on January 15, 1994 and were then fully amortized. In connection with the Partnership's investment in Columbia, the Partnership purchased guaranteed investment contracts sufficient to provide Columbia's pro rata portion of the 7% cash distributions through December 31, 1993 with an additional guaranteed investment contract being utilized to provide a cash distribution for the year ended December 31, 1994 and to pay Columbia's investor services fee through December 31, 1997. Accordingly, although the 7% guaranteed cash distribution period expired December 31, 1993, the Partnership provided distributions from such guaranteed investment contract for 1994 of approximately 4.3% per annum. The remaining guaranteed investment contract provides for annual distributions of $80,072 for the payment of Columbia's investor services fee and expires on January 15, 1998.

NOTE 3 - PROPERTY AND EQUIPMENT

    Property and equipment is summarized as follows:
                                                     December 31,
                                                1996                 1995

       Land                               $  6,057,940         $  6,057,940
       Buildings and improvements           36,555,707           36,475,268
       Furniture and equipment               1,574,791            1,467,497

                                            44,188,438           44,000,705
       Less accumulated depreciation        12,959,855           11,431,970

                                           $31,228,583          $32,568,735


   Depreciation for the years 1996, 1995 and 1994 was $1,527,885, $1,541,752 and $1,525,308, respectively.

                      Secured Income L.P. and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                        December 31, 1996, 1995 and 1994



NOTE 4 - OTHER ASSETS

  Other assets are summarized as follows:
                                                                  December 31,
                                                  1996               1995

     Acquisition fees                      $    787,495        $    787,495
     Mortgage costs                           4,781,572           4,761,572
     Leasing costs                              220,459             220,459
                                              5,789,526           5,769,526
     Less accumulated amortization            3,695,812           3,209,987

                                             $2,093,714          $2,559,539

  Amortization for the years 1996, 1995 and 1994 was $485,825, $477,690 and $522,292, respectively.


NOTE 5 - RESTRICTED ASSETS AND FUNDED RESERVES

  Restricted assets and funded reserves (see Note 6) are summarized as follows:

                                                       December 31,
                                                1996                 1995

     Escrows held by mortgage lenders     $   885,824         $   349,465
     Pledged cap account                    1,754,272           1,264,752
     Call premium collateral                1,000,000           1,100,000
     Operating deficit reserve                500,000             503,754
     Bond retirement escrow                   182,028             269,967

                                           $4,322,124          $3,487,938


                      Secured Income L.P. and Subsidiaries

                        December 31, 1996, 1995 and 1994


NOTE 6 - MORTGAGES PAYABLE

    Carrollton

    On December 18, 1985, Carrollton executed a note (the "Original Carrollton Mortgage") with Concord Mortgage Company, an affiliate of certain general partners of Carrollton. The Original Carrollton Mortgage in the amount of $10,494,100 was financed through tax-exempt revenue bonds issued by the City of Frederick, Maryland and was insured by the United States Department of Housing and Urban Development ("HUD"). The Original Carrollton Mortgage was refinanced during 1993 (see discussion below). Under the terms of the Original Carrollton Mortgage, principal and interest payments were payable in successive monthly installments of $85,009 through February 1, 2028, bearing interest at 9.5%.

    On August 30, 1993, the Original Carrollton Mortgage was modified and refinanced through a 1993 series mortgage revenue bond issued by the City of Frederick, Maryland. The note was modified by reducing the interest rate from 9.5% to 8% for the period August 31, 1993 through June 30, 1994, then 6.09% per year through maturity in February 2028. The terms include the monthly payment of principal and interest of $74,734 from October 1, 1993 through July 1, 1994 and $60,900 from August 1, 1994 through maturity. The note is collateralized by the underlying value of the real estate plus other amounts on deposit with the lender. The balance of the mortgage payable at December 31, 1996 and 1995 is $10,193,088 and $10,299,587,
    respectively.

    Pursuant to agreements, Carrollton is required to make monthly escrow deposits for taxes, insurance and replacement of project assets, and is subject to restrictions as to operating policies, rental charges, operating expenditures and distributions to partners.

    Columbia

    The original financing of Columbia was provided by the New York City Housing Development Corporation ("HDC") which issued $32,497,691 of bonds in February 1985. The funds provided by the bond issue were loaned to Columbia in the form of two mortgage loans (the "Original Columbia Mortgages"). In connection with theissuance of such bonds, Citibank, N.A. ("Citibank") issued a letter of credit in the amount of $33,018,629 to guarantee payment of principal and interest on the bonds. The Original Columbia Mortgages were modified during 1993 (see discussion below). Under the terms of the Original Columbia Mortgages, interest was payable at the rate of 9.58% per annum. Principal and interest were payable in monthly installments of $260,256 over a period of 23 years.

    On May 27, 1993, the Original Columbia Mortgages were modified (the "Modified Columbia Mortgages"). Under the terms of the Modified Columbia Mortgages, based on the issuance of new tax-exempt bonds (which bear a floating interest rate, adjusted weekly), the initial note rate is 4.66%, with required monthly principal amortization of $29,367. Pursuant to agreements, any savings realized on the difference between the 4.66% initial note rate and the actual low floater rate (approximately 3.29% and 3.72% weighted average rate during 1996 and 1995, respectively) will be deposited in an account to be used to purchase an interest rate cap (the "Pledged Cap Account") at a future date no later than October 1996, which date was extended to March 31, 1997. The balance in the Pledged Cap Account is $1,754,272 and $1,264,752 as of December 31, 1996 and 1995,
    respectively (see Note 5). The balance of the mortgages payable as of December 31, 1996 and 1995 is $25,127,477 and $26,289,633, respectively.
    The weighted average low floater rate for the period January 1, 1997 through February 28, 1997 was approximately 3.2%.

                      Secured Income L.P. and Subsidiaries

                        December 31, 1996, 1995 and 1994

NOTE 6 - MORTGAGES PAYABLE (Continued)

    The Modified Columbia Mortgages further provide that any cash flow generated by Columbia above the note rate, servicing fees and principal amortization will be applied first to fund and maintain an interest-bearing operating deficit reserve account (the "Operating Deficit Reserve") until it accumulates to $500,000. Thereafter, such cash flow will be deposited into the Operating Deficit Reserve to the extent necessary to maintain a balance of $500,000 and then into a segregated account to be used to retire the underlying bonds (the "Bond Retirement Escrow") at the earliest possible dates in minimum denominations of $100,000 in excess of the scheduled principal amortization of approximately $352,000 per annum. Amounts deposited in the Operating Deficit Reserve will generally be utilized to fund operating deficits, pay for maintenance, repairs and replacements and to pay debt service and other amounts due under the loan documents. As of December 31, 1996 and 1995, the balance in the Operating Deficit Reserve is $500,000 and $503,754, respectively (see Note 5). During the years ended December 31, 1996 and 1995, deposits of approximately $712,000 and $652,000, respectively, were made to the Bond Retirement Escrow, with $800,000 and $400,000, respectively, utilized to accelerate the retirement of the debt. As of December 31, 1996 and 1995, the balance in the Bond Retirement Escrow is $182,028 and $269,967, respectively (see Note 5).

    Because the bonds issued in connection with the Original Columbia Mortgages were redeemed voluntarily, Columbia was required to pay a prepayment premium in the amount of $1,590,658 (the "Call Premium"). Columbia paid for the costs of issuance of the new bonds, including the Call Premium, from the premium realized upon liquidation of a debt service reserve held by Citibank in connection with the Original Columbia Mortgages and, to the extent necessary, amounts were provided by the Columbia General Partners under their operating deficit guarantee to Columbia. As a result of utilizing such debt service reserve, Citibank required the partners of Columbia (including the Partnership) to provide Citibank with letters of credit in the full amount of the Call Premium (the "Call Premium Letters of Credit"). In order to establish the Call Premium Letters of Credit, the Columbia General Partners provided $900,000 (of which $600,000 is in the form of letters of credit and $300,000 was advanced to the Partnership) and the Partnership provided a letter credit in the amount of $1,000,000 (inclusive of the $300,000 advance) (collectively, the "Call Premium Collateral"). The Call Premium Letters of Credit will be available to Citibank upon sale or refinancing (or an event of default) in the event available proceeds are not sufficient to pay in full all amounts due under the bonds or accrued and unpaid Citibank letter of credit fees (see below). However, Citibank will be entitled to draw first upon the Columbia General Partners' guaranty of payment (in the amount of approximately $1,690,000) and thereafter upon the Call Premium Collateral to pay any such unpaid letter of credit fee. As of December 31, 1996 and 1995, $1,000,000 and $1,100,000 respectively, were invested in interest bearing deposits which serves as collateral for the Partnership's Call Premium Letter of Credit (see Note 5). The letters of credit in the amount of $600,000 which were provided directly by the Columbia General Partners as described above are not reflected in the accompanying consolidated balance sheets.

    As part of the mortgage modification, Citibank agreed to extend its letter of credit from February 1997 to February 2003. Beginning February 1,1997, Citibank will charge a letter of credit fee for providing credit support for the new bonds in the amount of 2.5% per annum of the outstanding principal balance of the new bonds, payable on a current or deferred basis at Columbia's option. Except as described above, the obligation to pay the letter of credit fee will be with full recourse as to the assets of Columbia, but without recourse to any of the partners, including the Partnership. If the letter of credit fee is not fully paid from available proceeds from the sale or refinancing of Columbia, the Columbia General Partners' guaranty of payment and the Call Premium Letters of Credit, any such unpaid balance shall be deemed fully discharged and neither Columbia nor its partners shall have any further obligation with respect thereto.

                      Secured Income L.P. and Subsidiaries

                        December 31, 1996, 1995 and 1994


NOTE 6 - MORTGAGES PAYABLE (Continued)

    Columbia (Continued)

    Pursuant to agreements, Columbia is subject to restrictions as to operating policies, rental charges, operating expenditures and distributions to partners.

    Aggregate annual mandatory maturities on the Carrollton and Columbia Mortgages at December 31, 1996 are as follows:

                                  1997                          $     465,569
                                  1998                                472,657
                                  1999                                480,188
                                  2000                                488,192
                                  2001                                496,696
                               Thereafter                          32,917,263

                                                                  $35,320,565

    The carrying amount of the mortgages approximates fair value.

NOTE 7 - RELATED PARTY TRANSACTIONS

    Due to general partners and affiliates consists of cash advances and other payables as follows:


                                                      December 31,
                                                 1996                 1995

    Carrollton general partners and
     their affiliates                        $  65,154           $  65,154
    Columbia general partners and their
     affiliates (including accrued
     interest of $948,432 and $773,701)      2,979,112           2,804,381
    Wilder Richman Management Corp.            306,171             350,758
    WRC-87A Corporation                        619,841             554,190

                                            $3,970,278          $3,774,483


    The management agent for Fieldpointe Apartments is Wilder Richman Management Corp. ("WRMC"), an affiliate of one of the Carrollton general partners. During each of the three years ended December 31, 1996, WRMC was entitled to property management fees equal to 4% of residential income collected. In addition, WRMC was entitled to a reporting fee of $5 per unit per month for bookkeeping and reporting services. The maximum annual management and reporting fees may not exceed 5% of gross collections. Such fees of $83,958, $82,012 and $78,921 were charged to operations during 1996, 1995 and 1994, respectively. Accrued management and reporting fees as of December 31, 1996 and 1995 are $140,171 and $184,758, respectively.

                      Secured Income L.P. and Subsidiaries

                        December 31, 1996, 1995 and 1994


NOTE 7 - RELATED PARTY TRANSACTIONS (Continued)

    The management agent for The Westmont is an affiliate of one of the Columbia general partners and receives property management fees calculated at the greater of 2% of rental income or $70,000 per year. The charges to operations amounted to $84,240, $79,365 and $76,379 during 1996, 1995 and 1994, respectively. In 1989, the management agent and the Columbia general partners received $400,000 from proceeds of the Partnership's capital contributions as a partnership management fee for services to be rendered to Columbia for five years, of which $28,889 was charged to operations during 1994.

    WRC-87A Corporation, a general partner of the Partnership, is entitled to an annual investor services fee which is incurred by Columbia and Carrollton in the amounts of $80,072 and $18,365, respectively, and which is based on .5% of the gross proceeds from the offering of Partnership units allocable to each such investment. The fee is payable quarterly from cash flow and shall be adjusted annually by increases in the Consumer Price Index. To the extent that there is insufficient cash flow available to pay the investor services fee, the fee is payable from distributions from the guaranteed investment contracts, which in the case of Carrollton expired on January 15, 1994. The consolidated statements of operations include charges to operations for the investor services fee of $80,072 in 1996 and $98,437 in each of the years 1995 and 1994. These amounts are paid or payable to WRC-87A Corporation to the extent that such services are not provided by an independent third party. Amounts payable to WRC-87A Corporation as of December 31, 1996 and 1995, representing the unpaid investor services fee for the year, were $65,971 and $83,975, respectively.

    The sole shareholder of an affiliate of one of the Carrollton general partners provided debt financing for the capitalization of LaMere Associates, Inc. ("LaMere"). In connection with such debt financing, the shareholder received 20% of the stock of LaMere. LaMere was paid premiums in connection with property, workers compensation, liability and umbrella insurance coverage provided to the Carrollton Partnership. In connection with such insurance coverage, the Carrollton Partnership incurred $47,303, $49,104 and $49,655 in premiums for the years ended December 31, 1996, 1995 and 1994, respectively.

    Columbia entered into a contract in 1995 with an affiliate of one of its general partners for renovation services in the amount of $154,360, all of which was incurred and paid as of December 31, 1995. Additional work was contracted in 1996 in the amount of $20,779, all of which was incurred and paid as of December 31, 1996.

    Pursuant to an operating deficit guarantee agreement dated December 21, 1988, the Columbia general partners guaranteed to loan to Columbia any funds required to satisfy its operating deficits, if any, up to $2,000,000. As of December 31, 1996 and 1995, loans of $2,000,000 have been made to Columbia. The loans, with the exception of $300,000, bear interest at Chemical Bank's prime rate plus 2% (10.25% at December 31, 1996) in accordance with the terms of the Columbia partnership agreement. The amount of interest charged to operations during 1996, 1995 and 1994 was $174,731,
    $184,299 and $155,466, respectively.   Accrued interest at December 31,1996
    and 1995 is $948,432 and $773,701, respectively. Such loans are repayable from Columbia cash flow, subject to the terms of the Modified Columbia Mortgages.

    Columbia is obligated in the amount of $30,680 at December 31, 1996 and 1995 to certain of its partners for development advances. The advances are non-interest bearing, unsecured and due on demand.

                      Secured Income L.P. and Subsidiaries

                        December 31, 1996, 1995 and 1994


NOTE 7 - RELATED PARTY TRANSACTIONS (Continued)

    Carrollton owes WRMC $166,000 as of December 31, 1996 and 1995 for prior years' operating advances. Carrollton also owes its general partners and affiliates $65,154 as of December 31, 1996 and 1995 for various advances. All such advances are unsecured, non-interest bearing and payable from Carrollton cash flow.

    Management believes it is not practicable to estimate the fair value of the loans and advances from related parties because loans and advances with similar characteristics are not currently available to the Partnership.

NOTE 8 - PARTNERS' DEFICIT

    Partnership Allocation

    Profits and losses of the Partnership are allocated 1% and 99% to the general partners and limited partners, respectively, until such time as the limited partners' capital reaches zero, after which all losses are allocated to the general partners.

    Partnership Distributions

    In accordance with the terms and provisions of the respective partnership agreements, distributions to the limited and general partners during 1996, 1995 and 1994 were as follows:

                                          Limited                    General
                                         partners                   partners

                  1996              $           -              $          -
                  1995                          -                     2,388
                  1994                    845,492                    18,697

    In accordance with the respective partnership agreements, to the extent that Carrollton and Columbia generate net operating cash flow in any year at a level sufficient, when distributed to the Partnership, to enable the Partnership to satisfy the allocable portion of the limited partners' 8% preferred return for such year without utilizing amounts generated from the guaranteed investment contracts, the excess amounts generated from the guaranteed investment contracts would be paid or distributed to the general partners of Carrollton and/or Columbia, whichever generate(s) such level(s) of operating cash flow. No such excess distributions were generated during the term of the guaranteed investment contract periods (see Note 2). Due to restrictions concerning distributions from operating cash flow of Columbia (see Note 6), there were no cash distributions from Columbia in 1996 and 1995.

                      Secured Income L.P. and Subsidiaries

                        December 31, 1996, 1995 and 1994


NOTE 9 - COMMITMENTS AND CONTINGENCIES

    Lender Restrictions and Requirements

    Carrollton and Columbia are subject to various lender requirements and restrictions, including (1) the rental of not less than 20% of the dwelling units to individuals or families who qualify as low or moderate income tenants; (2) restrictions on the sale of the apartment complexes; and (3) restrictions on the amount of cash flow which may be distributed to the partners.

    Long-term Leases

    The parking garage and commercial space at Columbia are leased to tenants under the terms of noncancellable operating leases expiring on various dates through September 30, 2011. Future minimum rental payments as of December 31, 1996 are as follows:

                                            1997                $ 760,010
                                            1998                  775,986
                                            1999                  658,067
                                            2000                  552,501
                                            2001                  394,294
                                       Thereafter               3,307,158

                                                               $6,448,106

    Income recognized under the garage and commercial space for the years 1996, 1995 and 1994 was $716,277, $583,533 and $619,192, respectively.

    Concentration of Credit Risk

    As of December 31, 1996, the Partnership has $1,896,433 in cash and cash equivalents and restricted assets which are deposited in interest-bearing accounts, of which $1,664,640 is deposited with an institution which is not insured by the Federal Deposit Insurance Corporation.


                      Secured Income L.P. and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                        December 31, 1996, 1995 and 1994


NOTE 10 - RECONCILIATION OF TAXABLE INCOME (LOSS) AND BASES OF ASSETS

    A reconciliation of the financial statement net loss to the income tax income (loss) of the Partnership for each of the years ended December
    31, 1996, 1995 and 1994 is as follows:

                                       1996            1995            1994

Financial statement net loss      $  (69,521)      $(397,620)      $(465,413)

Costs depreciated over a life
  shorter for income tax
  purposes than
  financial reporting purposes      (241,484)       (308,690)       (474,117)

Excess depreciation for financial
  reporting purposes due to purchase
  accoutant treatment               405,607         432,087         445,831

Deferred income                      (14,627)         (8,066)        (6,426)

Amortization of start-up costs and
  construction period interest and
  taxes                                  256         (27,250)       (27,250)

Guaranteed investment contracts
  amortized over straight-line
  method for tax purposes                 -          (10,804)        43,767

Accrual of related party expense items
  not deductible until paid for tax
  purposes under Internal Revenue Code
  Section 267                        240,702         268,274        240,929

     Subtotal                        320,933         (52,069)      (242,679)

Amounts allocated to other partners
   of the Operating  Partnerships   (11,622)         (19,148)       (20,541)

Income (loss) as shown on tax
   return                          $309,311        $ (71,217)     $(263,220)

                                     F - 18

                      Secured Income L.P. and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                        December 31, 1996, 1995 and 1994

NOTE 10 - RECONCILIATION OF TAXABLE INCOME (LOSS) AND BASES OF ASSETS
          (Continued)

    A reconciliation of the financial statement carrying amount of total assets to the tax basis as of December 31, 1996 and 1995 is as follows:
                                                          1996          1995

    Financial statement carrying amount of assets     $39,322,376   $40,458,675

    Difference which consists principally of the
      utilization of purchase accounting for
      financial statement purposes and the method
      of amortization of the guaranteed investment
      contracts                                       (14,743,782)  (15,083,210)

    Tax bases of assets                              $ 24,578,594   $25,375,465

NOTE 11 -  FAIR VALUE OF FINANCIAL INSTRUMENTS

    The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." The estimated fair value of amounts have been determined using available market information, assumptions, estimates and valuation methodologies.

    Cash and Cash Equivalents and Restricted Assets and Funded Reserves

    The carrying amount approximates fair value.

    Guaranteed Investment Contract

    The carrying amount approximates fair value.

    Interest and Accounts Receivable

    The carrying amount approximates fair value due to the shore-term nature of the receivables.

    The estimated fair values of the Partnership's financial instruments as of December 31, 1996 and 1995 are disclosed elsewhere in the financial statements.

                   CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

                      Secured Income L.P. and Subsidiaries

                  SCHEDULE IV - INDEBTEDNESS TO RELATED PARTIES


                 Column A          Column B         Column C         Column D
                                  Balance at                         Balance at
                                  beginning                             end
              Name of person      of period   Additions  Deductions  of period

YEAR ENDED DECEMBER 31, 1996:

Carrollton general partners
  and their affiliates          $  65,154    $      -      $      -  $   65,154

Columbia general partners
  and their affiliates          2,804,381     174,731             -   2,979,112

Wilder Richman Management Corp.   350,758      83,958       128,545     306,171

WRC-87A Corporation               554,190      80,072        14,421     619,841

          TOTALS               $3,774,483    $338,761      $142,966  $3,970,278


YEAR ENDED DECEMBER 31, 1995:

Carrollton general partners
  and their affiliates         $   65,154    $     -       $     -   $   65,154

Columbia general partners
  and their affiliates          2,620,082    184,299             -    2,804,381

Wilder Richman Management Corp.   425,250     82,012       156,504      350,758

WRC-87A Corporation               470,215     98,437        14,462      554,190

          TOTALS               $3,580,701   $364,748      $170,966   $3,774,483


YEAR ENDED DECEMBER 31, 1994:

Carrollton general partners
  and their affiliates         $   65,154   $     -       $      -    $  65,154

Columbia general partners
  and their affiliates          2,464,616   155,466              -    2,620,082

Wilder Richman Management Corp.   424,372    78,921         78,043      425,250

WRC-87A Corporation               385,630    98,437         13,852      470,215

          TOTALS               $3,339,772  $332,824       $ 91,895   $3,580,701
