Form 10-Q
period 1997-03-31
SECURED INCOME L P
filed 1997-05-15
CIK 804217

SECURITIES AND EXCHANGE COMMISSION
                                 Washington, DC
                            _________________________

                                    FORM 10-Q



  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

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


Yes     X      No


                      SECURED INCOME L.P. AND SUBSIDIARIES

                         Part I - Financial Information

Table of Contents

Item 1.    Financial Statements                                          Page

           Consolidated Balance Sheets as of March 31, 1997
                (Unaudited) and December 31, 1996                          3

           Consolidated Statements of Operations for the three months
                ended March 31, 1997 and 1996 (Unaudited)                  4

           Consolidated Statements of Cash Flows for the three months
                ended March 31, 1997 and 1996 (Unaudited)                  5

           Notes to Consolidated Financial Statements as of March
                31, 1997 (Unaudited)                                       6

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                       7


                                        3


                      SECURED INCOME L.P. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                          March 31, 1997
                                            (Unaudited)     December 31, 1996

ASSETS
Property and equipment (net
  of accumulated depreciation
  of $13,338,871 and $12,959,855)          $ 30,849,567           $ 31,228,583

Cash and cash equivalents                       989,216                896,433

Cash restricted for tenants'
  security deposits                             451,401                451,401

Restricted assets and funded reserves         4,518,129              4,322,124

Investment - guaranteed investment
  contract                                       75,695                 92,585

Interest and accounts receivable                 69,253                 67,094

Prepaid expenses                                175,527                135,734

Intangible assets, net of accumulated
  amortization                                1,977,035              2,093,714

Other assets                                                            34,708

                                           $ 39,105,823           $ 39,322,376

LIABILITIES AND PARTNERS' DEFICIT

Liabilities

  Mortgages payable                       $ 35,204,372            $ 35,320,565
  Accounts payable and accrued expenses        181,667                 236,891
  Tenants' security deposits payable           452,626                 451,401
  Due to general partners and affiliates     3,975,840               3,970,278
  Deferred income                              171,046                 164,368

                                            39,985,551              40,143,503

Partners' Deficit

  Limited partners' equity                           -                      -
  General partners' deficit                   (879,728)              (821,127)

                                              (879,728)              (821,127)

                                          $ 39,105,823           $ 39,322,376




                 See notes to consolidated financial statements.


                      SECURED INCOME L.P. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                   (Unaudited)

                                                1997                1996

REVENUE

  Rental                                     $ 1,622,602         $ 1,506,553
  Interest                                        43,577              31,605

                                               1,666,179           1,538,158

EXPENSES

  Administrative and management                  151,045             155,290
  Operating and maintenance                      369,345             293,268
  Taxes and insurance                            282,951             273,019
  Interest                                       425,744             430,126
  Depreciation and amortization                  495,695             496,148

                                               1,724,780            1,647,851

NET LOSS                                    $    (58,601)        $   (109,693)

NET LOSS ATTRIBUTABLE TO

  Limited partners                          $         -          $         -
  General partners                               (58,601)           (109,693)

                                            $    (58,601)        $  (109,693)

NET LOSS ALLOCATED PER UNIT OF
 LIMITED PARTNERSHIP INTEREST               $         -          $        -


















                 See notes to consolidated financial statements.


                      SECURED INCOME L.P. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                   (Unaudited)



                                               1997                 1996

CASH FLOWS FROM OPERATING
  ACTIVITIES

  Net loss                                   $   (58,601)        $  (109,693)
  Adjustments to reconcile net loss
     to net cash provided by operating
     activities
   Depreciation and amortization                 495,695             496,148
   Decrease (increase) in assets
       Restricted assets and funded reserves    (196,005)           (296,847)
       Tenants' security deposits                                                                  (2,144)
       Interest and accounts receivable           (2,159)            (14,587)
       Prepaid expenses                          (39,793)            238,428
       Other assets                               34,708
    (Decrease) increase in liabilities
       Accounts payable and accrued expenses     (55,224)            (43,811)
       Tenants' security deposits payable          1,225               5,891
       Due to general partners and affiliates      5,562              47,624
       Deferred income                             6,678               3,748

           Net cash provided by operating
              activities                         192,086             324,757

CASH FLOWS FROM INVESTING ACTIVITIES

  Principal proceeds from guaranteed
     investment contracts                         16,890              16,512

           Net cash provided by investing
             activities                           16,890              16,512

CASH FLOWS FROM FINANCING ACTIVITIES

  Payments of principal on permanent
     financing                                  (116,193)           (314,122)

           Net cash used in financing
               activities                       (116,193)           (314,122)

NET INCREASE IN CASH AND CASH EQUIVALENTS         92,783              27,147

CASH AND CASH EQUIVALENTS, beginning of
   period                                        896,433              776,227

CASH AND CASH EQUIVALENTS, end of period     $   989,216          $   803,374

SUPPLEMENTAL INFORMATION

  Interest paid                               $  382,164          $   375,355


                 See notes to consolidated financial statements.

                      SECURED INCOME L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                   (Unaudited)



     1. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The results of operations are impacted significantly by the results of operations of the Carrollton and Columbia Partnerships, which is provided on an unaudited basis during interim periods. Accordingly, the accompanying consolidated financial statements are dependent on such unaudited information. In the opinion of the General Partners, the consolidated financial statements include all adjustments necessary to reflect fairly the results of the interim periods presented. All adjustments are of a normal recurring nature. No significant events have occurred subsequent to December 31, 1996 and no material contingencies exist which would require additional disclosure in the report under Regulation S-X, Rule 10-01 paragraph A-5.

          The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the entire year.

     2. Additional information, including the audited December 31, 1996 Consolidated Financial Statements and the Summary of Significant Accounting Policies, is included in Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 on file with the Securities and Exchange Commission.

                      SECURED INCOME L.P. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Material changes in financial condition and results of operations.

     The results of operations of Secured Income L.P. and Subsidiaries (the "Partnership") for the first three months of 1997 were comparable to the first three months of 1996. Changes in assets and liabilities are comprised of periodic transactions and adjustments, including payments made pursuant to the Columbia loan documents and depreciation and amortization. During the three months ended March 31, 1997, the Complexes generated net operating income before scheduled principal reduction on the mortgages and, in the case of the Columbia Partnership, prior to mandatory deposits to the Pledged Cap Account (see discussion below) and the Bond Retirement Escrow of approximately $462,000. Such amount reflects cash flow after replacement reserve activity and capital expenditures and excludes proceeds from the remaining guaranteed investment contract. Mortgage principal payments during the period for the Columbia Partnership and the Carrollton Partnership were approximately $88,000 and $28,000, respectively. During the three months ended March 31, 1997, the Columbia Partnership deposited approximately $140,000 to the Pledged Cap Account and approximately $71,000 to the Bond Retirement Escrow. Restricted assets and funded reserves as of March 31, 1997 include Columbia Partnership deposits in the Pledged Cap Account, Operating Deficit Escrow and Bond Retirement Escrow of approximately $1,894,000, approximately $502,000 and approximately $253,000, respectively. To the extent the future cash flow of the Columbia Partnership is not utilized to fund the Operating Deficit Reserve or Pledged Cap Account, such cash flow, under the Citibank loan terms, will be deposited to the Bond Retirement Escrow to make additional mortgage principal payments. Operating and maintenance expenses increased for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996 due to an increase in planned improvements, repairs and replacements in 1997 as compared to 1996. The 1993 mortgage modification of the Columbia Partnership has substantially improved the financial condition of that partnership; however, there can be no assurance that interest rates on the adjustable rate bonds underlying the Columbia Partnership's mortgage will remain at current low levels. The weighted average interest rate on the Columbia Partnership debt, exclusive of the lender's credit enhancement fee (see below), was approximately 3.17% and approximately 3.10% during the three months ended March 31, 1997 and 1996, respectively. Although the properties are currently generating cash flow, the General Partners do not anticipate significant future cash flow distributions from the properties given the distribution restriction on the Columbia Partnership resulting from the restructuring of its debt.

     As discussed above, the balance in the Columbia Partnership's Pledged Cap Account as of March 31, 1997 is approximately $1,894,000. Although the original outside date for the Pledged Cap Account to be utilized for its intended purpose was October 31, 1996, the Columbia Operating General Partners have been conducting ongoing discussions with the lender in order to address other potential uses of such account, including utilizing such funds for costs in connection with a potential refinancing of the mortgages with another lender. Under the current financing terms, the lender is entitled to a credit enhancement fee of 2.5% per annum, commencing February 1, 1997, based on the outstanding loan balance. Therefore, the Columbia Operating General Partners have been conducting discussions with other potential credit enhancers in order to obtain a lower effective borrowing rate. However, there can be no assurance that the lender would approve any alternative utilization of such account, or that the Columbia Operating General Partners will procure suitable alternative financing.

     As of March 31, 1997, the occupancy of the Fieldpointe Complex (owned by the Carrollton Partnership) was approximately 99% and the occupancy of the Westmont Complex (owned by the Columbia Partnership) was approximately 100% as to both residential units and commercial space. Rental revenue of the Complexes increased by approximately 8% due to higher average residential occupancy and increased rental rates during the first three months of 1997. The future operating results of the Complexes will be extremely dependent on market conditions and interest rate fluctuations and therefore may be subject to significant volatility.

                      SECURED INCOME L.P. AND SUBSIDIARIES

                           Part II - Other Information

Item 1.  Legal Proceedings

         None

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


                                      SECURED INCOME L.P.


                                      By:  Wilder Richman Resources Corporation
                                           General Partner



Date:  May 15, 1997                   /s/ Richard Paul Richman
                                      Richard Paul Richman
                                      President, Chief Executive Officer
                                      and Director