Form 10-Q
period 1997-09-30
SECURED INCOME L P
filed 1997-11-14
CIK 804217

SECURITIES AND EXCHANGE COMMISSION

                                Washington, DC
                           -------------------------

                                    FORM 10-Q



  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

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