Form 10-K
period 1997-12-31
SECURED INCOME L P
filed 1998-03-31
CIK 804217

SECURITIES AND EXCHANGE COMMISSION
                                   Washington, DC  20549

                                         FORM 10-K
(Mark One)

[X]           ANNUAL  REPORT  PURSUANT  TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] For fiscal year ended December 31, 1997

                                            OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] For the transition period from ________ to ________.

                                          0-17412
                                 (Commission File Number)

                                    Secured Income L.P.
           (Exact name of registrant as specified in its governing instruments)

                             Delaware                            06-1185846
(State or other jurisdiction of organization)
                                           (I.R.S. Employer Identification No.)

Wilder Richman Resources Corporation
599 W. Putnam Avenue
Greenwich, Connecticut                                     06830
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:    (203) 869-0900

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

                                       PART I


Item 1   Business


General Development of Business

Registrant (also referred to as the "Partnership") is a limited partnership which was formed under the Delaware Revised Uniform Limited Partnership Act on October 10, 1986. The general partners of the Partnership (the "General Partners") are Wilder Richman Resources Corporation, a Delaware corporation, Real Estate Equity Partners L.P., a Delaware limited partnership and WRC-87A Corporation, a Delaware corporation.

The Partnership was organized to invest in luxury multi-family residential housing complexes (the "Complexes") by acquiring approximately 99% of the limited partnership interest (the "Operating Partnership Interest") in limited partnerships that own and operate such Complexes (the "Operating Partnerships"). WRC-87A Corporation is a special limited partner of each Operating Partnership and has certain rights in connection therewith. Pursuant to Rule 12b-23 of the Securities and Exchange Commission's General Rules and Regulations promulgated under the Securities Exchange Act of 1934, as amended, the description of Registrant's business set forth under the heading "Investment Objectives and Policies" at pages 20 through 30 of the prospectus, dated March 5, 1987, (the "Prospectus") is incorporated herein by reference.

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

Registrant terminated the offering of Units (the "Offering") on February 29, 1988 upon raising sufficient capital from the sale of Units to fund the acquisition of the two properties specified for investment by Registrant. The Offering raised $19,687,380 from the sale of 984,369 Units. After payment of $1,378,117 of selling commissions and $1,378,116 of organization and offering expenses and acquisition fees, the net proceeds available for investment were $16,931,147. Of such net proceeds, $16,734,273 was allocated to the acquisition of investments in the Operating Partnerships (the "Operating Partnership Interests") which included investments in guaranteed investment contracts. The remaining net proceeds of $196,874 was designated as working capital to be used for operating expenses of the Partnership.

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

Tax Reform Act of 1986, Revenue Act of 1987, Technical and Miscellaneous Revenue Act of 1988, Omnibus Budget Reconciliation Act of 1989, Omnibus Budget
Reconciliation Act of 1990, Tax Extension Act of 1991, Omnibus Budget Reconciliation Act of 1993, Uruguay Round Agreements Act and Taxpayer Relief Act of 1997 (collectively the "Tax Acts")

Registrant is organized as a limited partnership and is a "pass through" tax entity which does not, itself, pay Federal income tax. However, the partners of Registrant who are subject to Federal income tax may be affected by the Tax Acts. Registrant will consider the effect of certain aspects of the Tax Acts on the partners when making decisions regarding its investments. Registrant does not anticipate that the Tax Acts will currently have a material adverse impact on Registrant's business operations, capital resources and plans or liquidity.

Item 2   Properties

The following table sets forth information regarding the Complexes owned by the Operating Partnerships as of December 31, 1997.

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

The mortgage financing for the Carrollton Partnership was modified on August 30, 1993 from the sale of tax-exempt bonds pursuant to the terms of Section 103(b)(4)(a) of the Internal Revenue Code. The modified mortgage in the amount of $10,494,100, bearing fixed 6.09% interest (with an exception for the first ten months through August 1994) and with a term of 35 years, is insured by the United States Department of Housing and Urban Development ("HUD") under Section 221(d)(4) of the National Housing Act, as amended. Under the terms of the financing, 80% of the units are permitted market rate rents and 20% of the units are to be rented to people earning no more than the low or moderate income levels within the meaning of Section 103(b)(4)(a) of the Internal Revenue Code. The Fieldpointe Apartments occupancy rate was approximately 98% as of December 31, 1997.

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

The Partnership acquired its interest as a limited partner in the Columbia Partnership by making a capital contribution of $12,571,634. Of this amount, $6,651,323 was invested in guaranteed investment contracts (which had a value of $5,610,679, including net accrued interest of $18,918, at the time of the acquisition as a result of principal amortization from the dates of purchase of such guaranteed investment contracts to the closing of the Columbia Partnership acquisition), $5,921,104 was contributed upon the Partnership's acquisition of the Operating Partnership Interest in the Columbia Partnership and $1,039,851 was contributed to the Columbia Partnership upon the achievement of sustaining rental revenue.

The mortgage financing of the Columbia Partnership was modified on May 27, 1993 pursuant to a bond refunding by the New York City Housing Development Corporation ("HDC") in the amount of $27,600,000. Under the terms of the modified financing, the Columbia Partnership agreed that 20% of the residential units in The Westmont will be maintained for occupancy by low or moderate income tenants until July 2004. The Westmont's occupancy rate as of December 31, 1997 was approximately 99% as to residential dwelling units and 100% as to commercial space.
                                       3

As of December 31, 1997, the residential occupancy and market rental rates of the Complexes, exclusive of low and moderate income units, were approximately as follows:


                         Fieldpointe           The
                         Apartments         Westmont

     Occupancy Rate          98%               99%
     Monthly Rental Rates:
        Studio                            $1,576-$1,775
        One-Bedroom       $560-$600       $1,606-$2,530
        Two-Bedroom       $605-$690       $2,494-$3,350
        Three-Bedroom     $770-$800       $3,256-$4,100


The low and moderate income rental rates as of December 31, 1997 for Fieldpointe Apartments fall within the ranges noted above. Such rates for The Westmont range from $705 to $898.

Further information regarding the Complexes and Registrant's interest therein is set forth under the heading Specified Investments at pages 30 through 36 of the Prospectus, and in the supplements to the Prospectus dated October 2, 1987 and March 29, 1988.


Item 3   Legal Proceedings

         None


Item 4   Submission of Matters to a Vote of Security Holders

         None



                                      PART II

Item 5   Market for Registrant's Common Equity and Related Unit Matters

Market

         There is no developed public market for the purchase and sale of Units and Registrant does not anticipate that such a market will develop.

Holders

         As of December 31, 1997, there were approximately 1,369 record holders of Units (the "Limited Partners") holding an aggregate of 984,369 Units in the Partnership.

Distributions

The Agreement of Limited Partnership of Registrant (the "Partnership Agreement") provides that all Cash Available for Distribution (as defined therein) be distributed quarterly to the partners in specified proportions. As part of the restructuring of the Columbia Partnership's financing, the Columbia Partnership is prohibited from distributing cash flow from operations (exclusive of proceeds from the guaranteed investment contracts). See Item 7 herein, Management's
Discussion and Analysis of Financial Condition and Results of Operations, for further discussion. There were no distributions to the Limited Partners declared during the years ended December 31, 1997 and 1996.


Item 6   Selected Financial Data

The  following  table  summarizes   certain  selected   consolidated   financial
information  concerning  Registrant and should be read in  conjunction  with the consolidated financial statements and the related notes thereto:


                              Year Ended December 31,

                     1997        1996         1995        1994       1993
                   ---------   ----------   ---------   --------   ----------

Total revenue     $6,787,161   $6,434,698  $6,092,551  $5,880,772  $5,729,520

Net loss            (596,273)     (69,521)   (397,620)   (465,413) (1,219,746)

Net loss allocated
  per unit of limited
  partnership interest    -            -           -         (.39)      (1.23)

At year end:

  Total assets    38,149,194   39,322,376  40,458,675  41,709,487  43,416,439

  Mortgages
    payable       34,449,756   35,320,565  36,589,220  37,441,770  37,869,214

  Long-term debt       -           -             -          -           -


Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Partnership's primary sources of funds are rents generated by the Operating Partnerships and interest derived from investments and deposits which are restricted in accordance with the terms of the mortgages of the Operating Partnerships. As of January 15, 1995, the guaranteed investment contracts which were acquired to provide distributions to the Limited Partners were fully amortized. One guaranteed investment contract, owned by the Columbia Partnership became fully amortized on January 15, 1998, the proceeds of which were utilized for investor service charges of the Columbia Partnership through December 1997. The Partnership's investments are highly illiquid.

The Partnership is not expected to have access to additional sources of financing. Accordingly, if unforeseen contingencies arise that cause an Operating Partnership to require capital in addition to that contributed by the Partnership and any equity of the Operating General Partners, potential sources from which such capital needs will be able to be satisfied (other than reserves) would be additional equity contributions of the Operating General Partners or other equity reserves, if any, which could adversely affect the distribution from the Operating Partnerships to the Partnership of operating cash flow and sale or refinancing proceeds. Prior to the modification of the mortgages of the respective Operating Partnerships during 1993, the rents generated by the Operating Partnerships were generally not sufficient to fully cover the operating expenses and debt service requirements of the Operating Partnerships. Although the Operating Partnerships were successful in refinancing their respective mortgages with significantly lower mandatory payment terms, certain restrictions were placed on the respective Operating Partnerships in connection with distributions, among other things. Prior to the refinancings, the respective Operating General Partners provided funds necessary to cover operating deficits in the form of advances and fee deferrals; however, there can be no assurance that the respective Operating General Partners would provide funds to the extent they may be needed.

Investment in guaranteed investment contract decreased by approximately $73,000 as a result of the amortization of principal from the quarterly payments from such contract. The payments of principal and interest from such contracts were previously utilized by the Partnership to make distributions to the partners (through December 1994) and currently cover a portion of the investor services expenses incurred by the Partnership. Virtually all distributions to partners to date have been generated from the investment in guaranteed investment contracts. The General Partners do not anticipate significant cash flow distributions from the properties given the restrictions on cash flow distributions of the Columbia Partnership resulting from the restructuring of its refinancing in 1993.

During 1997, as a result of the cash flows generated by the operations of the Complexes and the proceeds of the Columbia Partnership's guaranteed investment contract, cash and cash equivalents increased by approximately $421,000. Mortgages payable decreased due to principal amortization of approximately $871,000, which amount includes $400,000 of accelerated payments on the Columbia Partnership's mortgages (see discussion below). Due to general partners and affiliates increased primarily as a result of accrued interest on advances provided by the Columbia Operating General Partners and accrued investor services fees, partially offset by the payment of management and reporting fees of the Carrollton Partnership which were previously deferred. As of December 31, 1997, the Partnership owes approximately $686,000 to an affiliate of certain General Partners for accrued investor services fees.

Property and equipment decreased by approximately $1,520,000 primarily due to depreciation, while intangible assets decreased by approximately $267,000 primarily due to amortization. Property and equipment and intangible assets are expected to decrease annually as the cost of these assets is allocated to future periods over their remaining lives.

As of December 31, 1997, the balance in the Columbia Partnership's Pledged Cap Account (see discussion below) is approximately $2,193,000. Although the original outside date for the Pledged Cap Account to be utilized for its intended purpose was October 31, 1996, the Columbia Operating General Partners have been conducting ongoing discussions with the lender in order to address other potential uses of such account, including utilizing such funds for costs in connection with a potential refinancing of the mortgages with another lender. Although the Columbia Operating General Partners have been conducting discussions with other potential credit enhancers and continue to explore alternatives in order to obtain a lower effective borrowing rate, there can be no assurance that the lender would approve any alternative utilization of such account, or that the Columbia Operating General Partners will procure suitable alternative financing.

Results of Operations

Year Ended December 31, 1997

During 1997, the Columbia Partnership and the Carrollton Partnership generated income from operating activitiesof approximately $3,121,000 and approximately $949,000, respectively. Mortgage principal payments during 1997 for the Columbia Partnership and the Carrollton Partnership were approximately $758,000 and approximately $113,000, respectively. In the case of the Columbia Partnership, the maximum amount permitted to be deposited to the Operating Deficit Reserve ($500,000) was achieved during 1994; accordingly, no additional deposits to the Operating Deficit Reserve are required other than to maintain the account at a balance of $500,000. No amounts were utilized from the Operating Deficit Reserve during 1997. Deposits to the Pledged Cap Account and the Bond Retirement Escrow during 1997 were approximately $439,000 and approximately $252,000, respectively. Pursuant to the terms of the Columbia Partnership's mortgages, the lender is entitled to a credit enhancement fee of 2.5% per annum based on the outstanding loan balance commencing February 1, 1997. During 1997, the Columbia Partnership incurred $582,229 in connection with such fee. After considering the respective mandatory mortgage principal payments, required deposits to mortgage escrows, accelerated principal payments on the Columbia Mortgages and payments for the credit enhancement fee, among other things, the Complexes generated combined cash flow of approximately $344,000 during 1997. Any savings realized on the difference between the initial note rate on the Columbia Partnership's mortgages of 4.66% and the actual low floater rate (approximately 3.56% weighted average rate during 1997) are deposited into the Pledged Cap Account. To the extent the future cash flow generated by the Columbia Partnership is not utilized to fund the Operating Deficit Reserve or Pledged Cap Account, such cash flow, under the Citibank loan terms, will be deposited to the Bond Retirement Escrow to make additional mortgage principal payments. Such additional payments amounted to $400,000 during the year ended December 31, 1997. However, there can be no assurance that the level of cash flow generated by the Complexes in 1997 will continue in future years.

Although the Complexes generated cash flow during 1997, results of operations declined as compared to 1996 primarily as a result of (i) the commencement of the credit enhancement fee in connection with the Columbia Partnership's mortgages, (ii) costs incurred by the Columbia Partnership in connection with attempts to refinance its mortgages and (iii) an increase in the weighted average interest rate on the Columbia Partnership's mortgages from 3.29% to 3.56%. Operating and maintenance expenses increased for the year ended December 31, 1997 primarily due to scheduled maintenance. Interest revenue for the year ended December 31, 1997 is comparable to the year ended December 31, 1996 and was generated primarily from Partnership deposits and escrows established in connection with the Columbia Partnership's mortgages.

As of December 31, 1997, the occupancy of Fieldpointe Apartments was approximately 98% and the occupancy of The Westmont was approximately 99% as to residential units and 100% as to commercial space. The future operating results of the Complexes will be extremely dependent on market conditions and therefore may be subject to significant volatility. The Complexes are generally in good physical condition and are being managed by experienced management companies.

Year Ended December 31, 1996

During 1996, the Columbia Partnership and the Carrollton Partnership generated income from operating activities of approximately $2,764,000 and approximately $961,000, respectively. No amounts were utilized from the Operating Deficit Reserve during 1996. Deposits to the Pledged Cap Account and the Bond Retirement Escrow during 1996 were approximately $439,000 and approximately $712,000, respectively. Mortgage principal payments during 1996 for the Columbia Partnership and the Carrollton Partnership were approximately $1,162,000 and approximately $106,000, respectively, which amount for the Columbia Partnership includes $800,000 of additional payments from the Bond Retirement Escrow. After considering the respective mandatory mortgage principal payments, required deposits to mortgage escrows and accelerated principal payments on the Columbia Mortgages, among other things, the Complexes generated combined cash flow of approximately $258,000 during 1996.

The Partnership's results from operations improved during the year ended December 31, 1996 as compared to the year ended December 31, 1995 due to a decrease in the weighted average interest rate on the Columbia Partnership's mortgages and an increase in rental revenue. Operating and maintenance expenses increased for the year ended December 31, 1996 primarily due to increased maintenance salaries. Interest revenue for the year ended December 31, 1996 is comparable to the year ended December 31, 1995 and was generated primarily from Partnership deposits and escrows established in connection with the Columbia Partnership's mortgages.

As of December 31, 1996, the occupancy of Fieldpointe Apartments was approximately 99% and the occupancy of The Westmont was approximately 99% as to residential units and 100% as to commercial space. The commercial space was fully occupied throughout 1996, resulting in an increase in commercial rent revenue of approximately $133,000 as compared to 1995.

Year Ended December 31, 1995

During 1995, the Columbia Partnership and the Carrollton Partnership generated income from operating activities of approximately $2,696,000 and approximately $928,000, respectively. No amounts were utilized from the Operating Deficit Reserve during 1995. Deposits to the Pledged Cap Account and the Bond Retirement Escrow during 1995 were approximately $322,000 and approximately $670,000, respectively. Mortgage principal payments during 1995 for the Columbia Partnership and the Carrollton Partnership were approximately $752,000 and approximately $101,000, respectively, which amount for the Columbia Partnership includes $400,000 of additional payments from the Bond Retirement Escrow. After considering the respective mandatory mortgage principal payments, required deposits to mortgage escrows and accelerated principal payments on the Columbia Mortgages, among other things, the Complexes generated combined cash flow of approximately $166,000 during 1995.

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

Inflation

Inflation is not expected to have a material adverse impact on Registrant's revenues during its period of ownership of the Operating Partnerships. However, because of the nature of the low floater interest rate involved in the Columbia Partnership's mortgages, the Columbia Partnership's ability to generate cash flow (and therefore fund reserves and retire debt) would be adversely affected by inflation. Although the outside date for purchasing an interest rate cap was October 1996, the cap has not been purchased (see discussion above under the caption "Liquidity and Capital Resources").

Recent Accounting Statements Not Yet Adopted

In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income" effective for fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenue, expenses, gains and losses) in the financial statements and requires that all such items required to be recognized as components of comprehensive income be reported and displayed with the same prominence as items in other financial statements. Reclassification of financial statements for earlier periods provided for comparative purposes is required. SFAS No. 130 is not expected to have a material impact on the Partnership's consolidated financial statements.


Item 8      Financial Statements and Supplementary Data

Set forth in the financial statements listed on page F-2 is the financial information required in response to Item 8. Such financial statements and schedules appear on pages F-1 to F-16 and are incorporated herein by reference.


Item 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

                                     PART III

Item 10  Directors and Executive Officers of the Registrant

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

                              The WRC General Partner


The directors and officers of the WRC General Partner are as follows:

      Name                  Age     Office

      Richard Paul Richman  50      President and Director

      Robert H. Wilder, Jr. 52      Executive Vice President, Secretary,
                                     Treasurer and Director.

Each of such directors and officers have served in such capacity since the company's formation.

Richard Paul Richman is President and Director of the WRC General Partner. Mr. Richman graduated from the Columbia University Law School with a Juris Doctor degree, the Columbia University Graduate School of Business Administration with a Master of Business Administration degree and Syracuse University with a Bachelor of Arts degree in Political Science. Mr. Richman has over ten years of extensive experience in both the development and management of residential properties. From 1973 until 1979, Mr. Richman practiced corporate law in New York City with the law firm of Greenbaum, Wolff & Ernst and then as a partner of Shipley, Richman & Nierenberg. For over six years, Mr. Richman acted as a lawyer in connection with the development, syndication and tax issues relating to real estate. Since 1988, Mr. Richman has been the President and sole stockholder of The Richman Group, Inc. In recent years, Mr. Richman has devoted full time to the syndication and development of real estate. Mr. Richman was a vice president and shareholder of Related Housing Companies Incorporated, New York, New York from 1978 until mid-1979 with responsibility for that company's project acquisition and syndication activities. Mr. Richman has been a member of the National Advisory Board of the Housing and Development Reporter, a bi-weekly publication of the Bureau of National Affairs, Inc., a frequent speaker on real estate syndication, has been a member of the New York State Historic Credit Task Force, the National Leased Housing Association, the Coalition to Preserve the Low-Income Tax Credit and the Minority Developer Assistance Corporation (which was established by the New York State Battery Park Commission).

Robert H. Wilder, Jr. is Executive Vice President, Secretary, Treasurer and Director of the WRC General Partner. Mr. Wilder graduated from the University of Michigan with a Bachelor of Arts degree in Economics and from the Columbia University Graduate School of Business with a Master of Business Administration degree. After graduation in 1968, Mr. Wilder joined James D. Landauer Associates, Inc., a national real estate consulting firm, where his responsibilities included feasibility studies, market analyses, land use studies, portfolio valuations and appraisals of industrial, office, commercial and multi-family properties. From 1973 until mid-1979, Mr. Wilder was executive vice president and shareholder of Related Housing Companies Incorporated, New York, New York, and was responsible for mortgage financing and construction loan placement and the supervision of the development of the company's projects. Since 1988, Mr. Wilder has been the President and sole shareholder of Wilder Property Companies Inc. Mr. Wilder is also a licensed real estate broker in New York and Connecticut.

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

      Name                  Age     Office

      Doreen D. Odell       38      President & Chief Financial Officer

      Joan B. Berkowitz     38      Vice President


Doreen D. Odell is Senior Vice President of Lehman Brothers Inc. and has worked with the Diversified Asset Group since June 1988. Ms. Odell graduated Phi Beta Kappa and received a B.A. in Economics summa cum laude from Wellesley College in 1981. She received a M.S. in Real Estate Development from the Massachusetts Institute of Technology in 1986. Prior to joining Lehman Brothers Inc., Ms. Odell was involved in real estate development in both the public and private sectors. As a development manager with N.Y.C. Public Development Corporation, she structured joint ventures with private developers. She also worked with a private development company, The Harborside Corporation, evaluating real estate investments and development projects. From 1981 through 1984, Ms. Odell was a construction loan officer with Manufacturer's Hanover Trust Company.

     Joan B. Berkowitz is a Vice President of Lehman Brothers Inc. and is responsible for investment management of retail, commercial and residential real estate within the Diversified Asset Group. Ms. Berkowitz joined Lehman Brothers Inc. in May 1986 as an accountant in the Realty Investment Group. From October 1984 to May 1986, she was an Assistant Controller to the Patrician Group. From November 1983 to October 1984, she was employed by Diversified Holdings Corporation. From September 1981 to November 1983, she was employed by Deloitte Haskins & Sells. Ms. Berkowitz, a Certified Public Accountant, received a B.S. degree from Syracuse Univerity in 1981.

                             The L/WRC General Partner

The directors and officers of the L/WRC General Partner are as follows:

      Name                          Office

      Doreen D. Odell               President and Director

      Richard Paul Richman          Executive Vice President, Secretary,
                                      Treasurer and Director

Ms. Odell's biography is included above under the Lehman General Partner. Mr.Richman's biography is included above under the WRC General Partner.

Item 11  Executive Compensation

The Partnership is not required to pay the officers, directors or partners of the General Partners any direct compensation and no such compensation was paid during the fiscal year ended December 31, 1997.

Item 12  Security Ownership of Certain Beneficial Owners and Management

     a) No person or group is known by the Partnership to be the owner of record of more than 5% of the outstanding units as of December 31, 1997.

     b) Security ownership by the General Partners is as follows:

                                                            Percentage of
                                              Amount and        Outstanding
                                              Nature of           General
                                              Beneficial         Partners'
Title of Class     Name of Beneficial Owner   Ownership          Interest *

   General           Real Estate Equity         $3.33              33.3%
   Partners'           Partners L.P.
   Interest in
   Secured Income L.P.Wilder Richman            $3.33              33.3%
                       Resources Corporation

                     WRC-87A Corporation        $3.34              33.4%

  * General Partners as a class have a 1% interest in all profits,losses and distributions of the Partnership.

     c) Registrant knows of no arrangements which may, at a subsequent date, result in a change of control of Registrant. Article VI of the Partnership Agreement describes the circumstances under which changes in General Partners can occur.

     d) There is no family relationship between any of the foregoing directors and executive officers.

     e) Involvement in certain legal proceedings with respect to the foregoing directors and executive officers: None.

Item 13  Certain Relationships and Related Transactions with Management

The General Partners and their affiliates are entitled to receive certain compensation, fees and reimbursements of expenses. The Partnership incurred investor services fees in the amount of $80,072, of which $65,873 is payable to an affiliate of the General Partners for the year ended December 31, 1997.
Information regarding such compensation is set forth under the heading "Compensation And Fees To General Partners And Affiliates" at pages 13 through 19 of the Prospectus, which is incorporated herein by reference.

The financial interests in Registrant of the General Partners and Special Limited Partner are set forth under the heading "Profits, Losses and Distributions" at pages 64 through 67 of the Prospectus, which is incorporated herein by reference.

The taxable loss generated by Registrant during the year ended December 31, 1997 allocated to each of the General Partners was approximately $1,000.

Transactions with Affiliates of Management

     Wilder Richman Management Corp. ("WRMC"), an affiliate of certain General Partners, is the managing agent of Fieldpointe Apartments. In connection with these services, WRMC earned management and reporting fees of $86,040 in 1997.

Indebtedness of Management

No officer or director of the General Partners or any affiliate of the foregoing was indebted to Registrant at any time during the fiscal year ended December 31, 1997.

                                      PART IV


Item 14    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  1     Financial  Statements - The list of Financial  Statements appears on page F-2.

     2     Schedules  -  All   schedules   are  omitted   because  the  required
           information is inapplicable or it is presented in the consolidated financial statements or the notes thereto.

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

     (25)  Power of Attorney, incorporated by reference to Exhibit 25 of Form
           S-11.

     (28)  Market   Analysis  dated   February  1,  1985  of  REDE   Associates,
           incorporated by reference to Exhibit 28 of Form S-11.


Other Exhibits

(b)        Reports on Form 8-K

No reports on Form 8-K were filed during the last quarter of the fiscal year ended December 31, 1997.

                                    SIGNATURES



      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized on the 31st day of March, 1998.


                     SECURED INCOME L.P.

                     By:  Wilder Richman Resources Corporation, General Partner

                          By:  /s/Richard Paul Richman
                               Richard Paul Richman - President

                     By: Real Estate Equity Partners L.P., General Partner Real Estate Equity Partners Inc.

                          By:  /s/Doreen D. Odell
                               Doreen D. Odell - President

                     By:  WRC-87A Corporation, General Partner

                          By:  /s/Doreen D. Odell
                               Doreen D. Odell - President

                     CONSOLIDATED FINANCIAL STATEMENTS AND
                         INDEPENDENT AUDITORS' REPORT

                     SECURED INCOME L.P. AND SUBSIDIARIES

                       DECEMBER 31, 1997, 1996 AND 1995



                        SECURED INCOME L.P. AND SUBSIDIARIES

                     INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




Table of Contents                                               Page

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

                                      F-2

                               INDEPENDENT AUDITORS' REPORT



      To the Partners
      Secured Income L.P. and Subsidiaries

            We have audited the consolidated balance sheets of Secured Income L.P. and Subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, partners' deficit and cash flows for each of the three years ended December 31, 1997. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

            We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial
      statements  are  free  of  material   misstatement.   An  audit  includes
      examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

            In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Secured Income L.P. and Subsidiaries as of December 31, 1997 and 1996, and the results of their operations, changes in their partners' deficit and their cash flows for each of the three years ended December 31, 1997, in conformity with generally accepted accounting principles.



                                          By:  /s/Reznick Fedder & Silverman

      Bethesda, Maryland
      March 18, 1998



                        SECURED INCOME L.P. AND SUBSIDIARIES

                              CONSOLIDATED BALANCE SHEETS
                             DECEMBER 31, 1997 AND 1996





                                       Notes           1997           1996
                                     ---------     -----------   ------------

ASSETS

Property and equipment, net
of accumulated depreciation            3,6      $ 29,708,923     $  31,228,583
Cash and cash equivalents              11          1,317,457           896,433
Tenant security deposits                             466,609           451,401
Restricted assets and funded
reserves                           5,6,9,11        4,280,585         4,322,124
Investment in guaranteed investment
contract                              2,11            19,499            92,585
Interest and accounts receivable       11             91,297            67,094
Prepaid expenses                                     437,833           135,734
Intangible assets, net of
 accumulated amortization              4           1,826,991
2,093,714
Other assets                                             -              34,708
                                              --------------    --------------

                                               $ 38,149,194     $  39,322,376

LIABILITIES AND PARTNERS'
  EQUITY (DEFICIT)

Liabilities

   Mortgages payable                   6      $  34,449,756     $  35,320,565
   Accounts payable and
    accrued expenses                                395,028           236,891
  Tenant security deposits payable                  460,182           451,401
  Due to general partners
    and affiliates                    7           4,109,214         3,970,278
  Deferred revenue                                  152,414           164,368
                                             ---------------    -------------

                                                 39,566,594        40,143,503

Commitments and contingencies        6,9

Partners' equity (deficit)            8

  Limited partners (984,369 units
    issued and outstanding)                             -                 -
  General partners                               (1,417,400)        (821,127)
                                              -------------    -------------

                                                 (1,417,400)        (821,127)

                                              $  38,149,194      $39,322,376
                                              =============    =============











                  See notes to consolidated financial statements.

                        SECURED INCOME L.P. AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF OPERATIONS
                              YEARS ENDED DECEMBER 31,





                        Notes             1997          1996            1995
                     ------------   -------------  -----------       ---------

REVENUE

Rental                                $ 6,584,435   $ 6,227,870   $  5,907,143
Interest                                  174,393       169,896        156,261
Other                                      28,333        36,932         29,147



TOTAL REVENUE                           6,787,161     6,434,698      6,092,551
                                      -----------  ------------  -------------

EXPENSES

Administration and
  management                 7            702,416       774,264        746,458
Operating and maintenance               1,232,640     1,060,253        852,146
Taxes and insurance                       971,805       891,180        916,304
Financial                   6,7         2,692,516     1,764,812      1,955,821
Depreciation and
  amortization              3,4         1,784,057     2,013,710      2,019,442
                                     ------------  ------------ --------------

TOTAL EXPENSES                          7,383,434     6,504,219      6,490,171
                                     ------------  ------------ --------------

NET LOSS                             $   (596,273)$     (69,521) $    (397,620)
                                     ============ =============  =============



NET LOSS ATTRIBUTABLE TO

  General partner            8       $   (596,273)$     (69,521) $    (397,620)
  Limited partners           8                -              -              -
                                     -------------     --------   ------------


                                     $   (596,273)$     (69,521) $    (397,620)
                                     ============ =============  =============

NET LOSS ALLOCATED PER UNIT
   OF LIMITED PARTNERSHIP
   INTEREST                  8       $         -   $        -    $        -
                                     =========== ==============  ==============


Weighted number of
  units outstanding                   $  984,369   $  984,369      $  984,369










                   See notes to consolidated financial statements.
                                      F - 5



                        SECURED INCOME L.P. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF PARTNERS' DEFICIT
                    YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995




                                                          Limited      General
                                            Total         partners     partners


Partners' deficit, December 31, 1994    $(351,598       $    -      $ (351,598)

Net loss                                 (397,620)           -        (397,620)

Distributions                              (2,388)           -          (2,388)

Partners' deficit, December 31, 1995       (751,606)         -        (751,606)

Net loss                                    (69,521)         -         (69,521)
                                       ------------  ---------      ----------

Partners' deficit, December 31, 1996       (821,127)         -        (821,127)

Net loss                                   (596,273)         -        (596,273)
                                     -------------- ------------   -----------

Partners' deficit, December 31, 1997   $ (1,417,400    $     -    $ (1,417,400)
                                       ============   =========   ============











                  See notes to consolidated financial statements.
                                      F- 6



                        SECURED INCOME L.P. AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                              YEARS ENDED DECEMBER 31,

                                               1997      1996         1995
                                         ----------  ----------- ----------

 CASH FLOWS FROM OPERATING ACTIVITIES

Net loss
                                         $   (596,273)$     (69,521) $ (397,620)

Adjustments to reconcile net loss
 to net cash provided by operating
 activities
       Depreciation and amortization        1,784,057    2,013,710    2,019,442

     Decrease (increase) in
      restricted assets
      and funded reserves                      41,539     (834,186)    (491,585)

       Increase in tenant security
         deposits                             (15,208)     (26,931)     (12,408)

       Increase in interest and accounts
         receivable                           (24,203)      (9,235)      (5,817)

       Decrease (increase) in prepaid
         expenses                            (302,099)     289,779      (28,147)

       Decrease (increase) in
         intangible assets                     20,000      (20,000)     (45,785)
       Decrease (increase) in other
         assets                                34,708      (34,708)          -
       Increase (decrease) in accounts
         payable
         and accrued expenses                 158,137      (11,418)      24,743

       Increase in tenant security
         deposits payable                       8,781       29,455        9,884

       Increase in due to general
         partners and affiliates              138,936      195,794      193,782
       Decrease in deferred revenue           (11,954)     (11,954)     (11,954)
                                       --------------  -----------    ---------


Net cash provided by operating activities   1,236,421    1,510,785    1,254,535
                                         ------------    ---------    ---------


CASH FLOWS FROM INVESTING ACTIVITIES

Principal proceeds from guaranteed
   investment contracts                        73,086       65,809       270,741

Capital expenditures                          (17,674)    (187,733)    (339,980)
                                       --------------   ----------    ----------


Net cash provided by (used in)
  investing activities                         55,412     (121,924)     (69,239)
 CASH FLOWS FROM FINANCING ACTIVITIES

 Payments of principal on permanent
   financing                                 (870,809)  (1,268,655)    (852,550)

Distributions to partners                         -                -   (217,097)
                                            --------- ---------------  --------


Net cash used in financing activities        (870,809)  (1,268,655) (1,069,647)
                                        -------------   ----------   ----------


NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                421,024      120,206      115,649


Cash and cash equivalents at beginning
  of year                                     896,433      776,227      660,578
                                              ---------------------------------


CASH AND CASH EQUIVALENTS AT END OF YEAR  $ 1,317,457 $    896,433  $   776,227
                                          =========== ============  ============


SUPPLEMENTAL INFORMATION

Financial expenses paid                   $ 2,259,546  $ 1,471,566   $ 1,626,811
                                          ===========  ===========   ===========




                  See notes to consolidated financial statements.
                                     F - 7

                        SECURED INCOME L.P. AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1997, 1996 AND 1995


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

Other Assets and Amortization

Mortgage costs are amortized over the terms of the respective loans using the effective interest method. Acquisition fees are amortized over the useful lives of the respective property and equipment using the straight-line method. Leasing costs are amortized over the period of the applicable leases which range from 5 to 12 years using the straight-line method.

                        SECURED INCOME L.P. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                          DECEMBER 31, 1997, 1996 AND 1995

Note 1 - Organization and Summary of Significant Accounting Policies (continued)

Deferred Revenue

Deferred revenue consists of a fee received by Columbia for the extension of a parking garage lease which expires September 30, 2011. Such fee is being allocated to revenue over the lease term.

Leases

Tenant leases are treated as operating leases. Rental revenue is reported when earned and expenses are charged to operations as incurred.

Interest Revenue

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

Net Loss per Unit of Limited Partnership Interest

Net loss per unit of limited partnership interest is calculated based upon the weighted average number of units outstanding, 984,369 for each of the years 1997, 1996 and 1995. Losses are allocated to limited partners until such time as the limited partners' equity reaches zero.

Adoption of Accounting Standard

Effective  for the  year  ended  December  31,  1997,  the  Partnership  adopted
Statement of Financial Accounting Standards ("SFAS") No. 128, "Earning Per Share" and SFAS No. 129, "Disclosure of Information about Capital Structure." SFAS No. 128 establishes standards for computing and presenting earnings per share. SFAS No. 129 requires the disclosure in summary form within the financial statements of the pertinent rights and privileges of the various securities outstanding. The adoption of SFAS Nos. 128 and 129 has not materially impacted the Partnership's reported earnings, financial condition, cash flows or presentation of the financial statements.

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

In connection with the Partnership's investment in Carrollton, the Partnership purchased guaranteed investment contracts to provide Carrollton's pro rata portion of the 7% cash distributions through December 31, 1993. Such guaranteed investment contracts expired on January 15, 1994 and were then fully amortized. In connection with the Partnership's investment in Columbia, the Partnership purchased guaranteed investment contracts sufficient to provide Columbia's pro rata portion of the 7% cash distributions through December 31, 1993 with an additional guaranteed investment contract being utilized to provide a cash distribution for the year ended December 31, 1994 and to pay Columbia's investor services fee (see Note 7) through December 31, 1997. The remaining guaranteed investment contract provided for annual distributions of $80,072 for the payment of Columbia's investor services fee and expired on January 15, 1998.


                        SECURED INCOME L.P. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                          DECEMBER 31, 1997, 1996 AND 1995


Note 3 - Property and Equipment

Property  and  equipment  as of  December  31, 1997 and 1996 are  summarized  as follows:
                                                    1997             1996
                                             ------------------------------

      Land                                   $   6,057,940    $   6,057,940
      Buildings and improvements                36,573,381       36,555,707
      Furniture and equipment                    1,574,791        1,574,791
                                            --------------   --------------

                                                44,206,112       44,188,438
      Less accumulated depreciation             14,497,189       12,959,855
                                             -------------    -------------

                                              $ 29,708,923     $ 31,228,583
                                              ============     ============


Depreciation  for the  years  1997,  1996 and 1995 was  $1,537,334,  $1,527,885 and $1,541,752, respectively.


Note 4 - Intangible Assets

Intangible assets as of December 31, 1997 and 1996 are summarized as follows:

                                                    1997             1996
                                            -----------------------------

      Acquisition fees                        $    787,495     $    787,495
      Mortgage costs                             4,761,572        4,781,572
      Leasing costs                                220,459          220,459
                                             -------------    -------------

                                                 5,769,526        5,789,526
      Less accumulated amortization              3,942,535        3,695,812
                                              ------------     ------------

                                               $ 1,826,991      $ 2,093,714
                                               ===========      ===========


Amortization  for  the  years  1997,  1996  and  1995  was  $246,723,  $485,825 and $477,690, respectively.


Note 5 - Restricted Assets and Funded Reserves

Restricted  assets and funded  reserves  (see Note 6) as of  December  31,  1997 and 1996 are summarized as follows:

                                                     1997             1996
                                                -----------    --------------

       Escrows held by mortgage lenders       $    553,767     $    885,824
       Pledged cap account                       2,193,213        1,754,272
       Call premium collateral                   1,000,000        1,000,000
       Operating deficit reserve                   500,000          500,000
       Bond retirement escrow                       33,605          182,028
                                            --------------    -------------

                                               $ 4,280,585      $ 4,322,124
                                               ===========      ===========

                        SECURED INCOME L.P. AND SUBSIDIARIES

                          DECEMBER 31, 1997, 1996 AND 1995


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

On August 30, 1993, the Original Carrollton Mortgage was modified and refinanced through a 1993 series mortgage revenue bond issued by the City of Frederick, Maryland. The note was modified by reducing the interest rate from 9.5% to 8% for the period August 31, 1993 through June 30, 1994, then 6.09% per year through maturity in February 2028. The terms include the monthly payment of principal and interest of $74,734 from October 1, 1993 through July 1, 1994 and $60,900 from August 1, 1994 through maturity. The note is collateralized by the underlying value of the real estate plus other amounts on deposit with the lender. The balance of the mortgage payable at December 31, 1997 and 1996 is $10,079,919 and $10,193,088, respectively.

Pursuant to agreements, Carrollton is required to make monthly escrow deposits for taxes, insurance and replacement of project assets, and is subject to restrictions as to operating policies, rental charges, operating expenditures and distributions to partners.

Columbia

The original financing of Columbia was provided by the New York City Housing Development Corporation ("HDC") which issued $32,497,691 of bonds in February 1985. The funds provided by the bond issue were loaned to Columbia in the form of two mortgage loans (the "Original Columbia Mortgages"). In connection with the issuance of such bonds, Citibank, N.A. ("Citibank") issued a letter of credit in the amount of $33,018,629 to guarantee payment of principal and interest on the bonds. The Original Columbia Mortgages were modified during 1993 (see discussion below). Under the terms of the Original Columbia Mortgages, interest was payable at the rate of 9.58% per annum. Principal and interest were payable in monthly installments of $260,256 over a period of 23 years.

On May 27, 1993, the Original Columbia Mortgages were modified (the "Modified Columbia Mortgages"). Under the terms of the Modified Columbia Mortgages, based on the issuance of new tax-exempt bonds (which bear a floating interest rate, adjusted weekly), the initial note rate was 4.66%, with required monthly principal amortization of $29,367. Pursuant to agreements, any savings realized on the difference between the 4.66% initial note rate and the actual low floater rate (approximately 3.56% and 3.29% weighted average rate during 1997 and 1996, respectively) will be deposited in an account to be used to purchase an interest rate cap (the "Pledged Cap Account") by October 1996, which date has been extended to April 30, 1998. The balance in the Pledged Cap Account is $2,193,213 and $1,754,272 as of December 31, 1997 and 1996, respectively (see Note 5). The balance of the mortgages payable as of December 31, 1997 and 1996 is $24,369,837 and $25,127,477, respectively. The weighted average low floater rate for the period January 1, 1998 through February 28, 1998 was approximately 3.15%.

The Modified Columbia Mortgages further provide that any cash flow generated by Columbia above the note rate, servicing fees and principal amortization will be applied first to fund and maintain an interest-bearing operating deficit reserve account (the "Operating Deficit Reserve") until it accumulates to $500,000. Thereafter, such cash flow will be deposited into the Operating Deficit Reserve to the extent necessary to maintain a balance of $500,000 and then into a segregated account to be used to retire the underlying bonds (the "Bond Retirement Escrow") at the earliest possible dates in minimum denominations of $100,000 in excess of the scheduled principal amortization of approximately $352,000 per annum. Amounts deposited in the Operating Deficit Reserve will generally be utilized to fund operating deficits, pay for maintenance, repairs and replacements and to pay debt service and other amounts due under the loan documents. As of December 31, 1997 and 1996, the balance in the Operating Deficit Reserve is $500,000 (see Note 5). During the years ended December 31, 1997 and 1996, deposits of approximately $252,000 and $712,000, respectively, were made to the Bond Retirement Escrow, with $400,000 and $800,000, respectively, utilized to accelerate the retirement of the debt. As of December 31, 1997 and 1996, the balance in the Bond Retirement Escrow is $33,605 and $182,028, respectively (see Note 5).

                        SECURED INCOME L.P. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                          DECEMBER 31, 1997, 1996 AND 1995


Note 6 - Mortgages Payable (continued)

Columbia (continued)

Because the bonds issued in connection with the Original Columbia Mortgages were redeemed voluntarily, Columbia was required to pay a prepayment premium in the amount of $1,590,658 (the "Call Premium"). Columbia paid for the costs of issuance of the new bonds, including the Call Premium, from the premium realized upon liquidation of a debt service reserve held by Citibank in connection with the Original Columbia Mortgages and, to the extent necessary, amounts were provided by the Columbia General Partners under their operating deficit guarantee to Columbia. As a result of utilizing such debt service reserve, Citibank required the partners of Columbia (including the Partnership) to provide Citibank with letters of credit in the full amount of the Call Premium (the "Call Premium Letters of Credit"). In order to establish the Call Premium Letters of Credit, the Columbia General Partners provided $900,000 (of which $600,000 is in the form of letters of credit and $300,000 was advanced to the Partnership) and the Partnership provided a letter credit in the amount of $1,000,000 (inclusive of the $300,000 advance) (collectively, the "Call Premium Collateral"). The Call Premium Letters of Credit will be available to Citibank upon sale or refinancing (or an event of default) in the event available proceeds are not sufficient to pay in full all amounts due under the bonds or accrued and unpaid Citibank letter of credit fees (see below). However, Citibank will be entitled to draw first upon the Columbia General Partners' guaranty of payment (in the amount of approximately $1,690,000) and thereafter upon the Call Premium Collateral to pay any such unpaid letter of credit fee. As of December 31, 1997 and 1996, $1,000,000 was invested in interest bearing deposits which serves as collateral for the Partnership's Call Premium Letter of Credit (see
Note 5). The letters of credit in the amount of $600,000 which were provided directly by the Columbia General Partners as described above are not reflected in the accompanying consolidated balance sheets.

As part of the mortgage modification, Citibank agreed to extend its letter of credit from February 1997 to February 2003. Beginning February 1, 1997, Citibank was entitled to a letter of credit fee for providing credit support for the new bonds in the amount of 2.5% per annum of the outstanding principal balance of the new bonds, payable on a current or deferred basis at Columbia's option. Except as described above, the obligation to pay the letter of credit fee will be with full recourse as to the assets of Columbia, but without recourse to any of the partners, including the Partnership. If the letter of credit fee is not fully paid from available proceeds from the sale or refinancing of Columbia, the Columbia General Partners' guaranty of payment and the Call Premium Letters of Credit, any such unpaid balance shall be deemed fully discharged and neither Columbia nor its partners shall have any further obligation with respect thereto. For the year ended December 31, 1997, Columbia incurred a fee in connection with the Citibank letter of credit in the amount of $583,229, which fee is being paid currently on a monthly basis.

Pursuant to agreements, Columbia is subject to restrictions as to operating policies, rental charges, operating expenditures and distributions to partners.

Aggregate annual mandatory maturities on the Carrollton and Columbia Mortgages as of December 31, 1997 are as follows:


                      1998             $       472,657
                      1999                     480,188
                      2000                     488,192
                      2001                     496,696
                      2002                     505,733
                   Thereafter               32,006,290

                                          $ 34,449,756


The carrying amount of the mortgages approximates fair value.


                        SECURED INCOME L.P. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                          DECEMBER 31, 1997, 1996 AND 1995

Note 7 - Related Party Transactions

Due to general partners and affiliates as of December 31, 1997 and 1996 consists of cash advances and other payables as follows:

                                                           1997        1996
                                                    ------------ ------------

      Carrollton general partners and their affiliate  $   65,154   $   65,154

      Columbia general partners and their affiliates
        (including accrued interest of
        $1,126,066 and $948,432)                        3,156,746    2,979,112
      Wilder Richman Management Corp.                    201,600       306,171

      WRC-87A Corporation                                685,714       619,841
                                                   ------------- -------------


                                                     $ 4,109,214   $ 3,970,278
                                                     ===========   ===========


The management agent for Fieldpointe Apartments is Wilder Richman Management Corp. ("WRMC"), an affiliate of one of the Carrollton general partners. During each of the three years ended December 31, 1997, WRMC was entitled to property management fees equal to 4% of residential income collected. In addition, WRMC was entitled to a reporting fee of $5 per unit per month for bookkeeping and reporting services. The maximum annual management and reporting fees may not exceed 5% of gross collections. Such fees of $86,040, $83,958 and $82,012 were charged to operations during 1997, 1996 and 1995, respectively. Accrued management and reporting fees as of December 31, 1997 and 1996 are $35,600 and $140,171, respectively.

The management agent for The Westmont is an affiliate of one of the Columbia general partners and receives property management fees calculated at the greater of 2% of rental income or $70,000 per year. The charges to operations amounted to $89,332, $84,240 and $79,365 during 1997, 1996 and 1995, respectively.

WRC-87A Corporation, a general partner of the Partnership, is entitled to an annual investor services fee which is incurred by Columbia and Carrollton in the amounts of $80,072 and $18,365, respectively, and which is based on .5% of the gross proceeds from the offering of Partnership units allocable to each such investment. The fee is payable quarterly from cash flow and shall be adjusted annually by increases in the Consumer Price Index. To the extent that there is insufficient cash flow available to pay the investor services fee, the fee is payable only from distributions from the guaranteed investment contracts, which in the case of Carrollton expired on January 15, 1994. The consolidated statements of operations include charges to operations for the investor services fee of $80,072 in 1997 and 1996 and $98,437 in 1995. These amounts are paid or payable to WRC-87A Corporation to the extent that such services are not provided by an independent third party. Amounts payable to WRC-87A Corporation as of December 31, 1997 and 1996, representing the unpaid investor services fee for the year, were $65,873 and $65,971, respectively.

The sole shareholder of an affiliate of one of the Carrollton general partners provided debt financing for the capitalization of LaMere Associates, Inc. ("LaMere"). In connection with such debt financing, the shareholder received 20% of the stock of LaMere. LaMere was paid premiums in connection with property, workers compensation, liability and umbrella insurance coverage provided to Carrollton. In connection with such insurance coverage, Carrollton incurred $45,864, $47,303 and $49,104 in premiums for the years ended December 31, 1997, 1996 and 1995, respectively.

During 1997, Columbia paid an affiliate a fee of $183,750 for services rendered in connection with an attempted refinancing proposal. During 1995, Columbia entered into a contract with an affiliate of one of its general partners for renovation services in the amount of $154,360, all of which was incurred and paid as of December 31, 1995. Additional work was contracted in 1996 in the amount of $20,779, all of which was incurred and paid as of December 31, 1996.

Pursuant to an operating deficit guarantee agreement dated December 21, 1988, the Columbia general partners guaranteed to loan to Columbia any funds required to satisfy its operating deficits, if any, up to $2,000,000. As of December 31, 1997 and 1996, loans of $2,000,680 have been made to Columbia. The loans, with the exception of $300,000, bear interest at Chase Manhattan Bank's prime rate plus 2% (10.5% at December 31, 1997) in accordance with the terms of the Columbia partnership agreement. The amount of interest charged to operations during 1997, 1996 and 1995 was $177,634, $174,731 and $184,299, respectively.
Accrued interest as of December 31, 1997 and 1996 is $1,126,066 and $948,432, respectively. Such loans are repayable from Columbia cash flow, subject to the terms of the Modified Columbia Mortgages.

                        SECURED INCOME L.P. AND SUBSIDIARIES

                          DECEMBER 31, 1997, 1996 AND 1995


Note 7 - Related Party Transactions (continued)

Columbia is  obligated in the amount of $30,000 as of December 31, 1997 and 1996
to  certain  of  its  partners  for  development  advances.   The  advances  are
non-interest bearing, unsecured and due on demand.

Carrollton owes WRMC $166,000 as of December 31, 1997 and 1996 for prior years' operating advances. Carrollton also owes its general partners and affiliates $65,154 as of December 31, 1997 and 1996 for various advances. All such advances are unsecured, non-interest bearing and payable from Carrollton cash flow.

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

Partnership Distributions

In accordance with the respective partnership agreements, to the extent that Carrollton and Columbia generate net operating cash flow in any year at a level sufficient, when distributed to the Partnership, to enable the Partnership to satisfy the allocable portion of the limited partners' 8% preferred return for such year without utilizing amounts generated from the guaranteed investment contracts, the excess amounts generated from the guaranteed investment contracts would be paid or distributed to the general partners of Carrollton and/or Columbia, whichever generate(s) such level(s) of operating cash flow. No such excess distributions were generated during the term of the guaranteed investment contract periods (see Note 2). Due to restrictions concerning distributions from operating cash flow of Columbia (see Note 6), there were no cash distributions from Columbia in 1997 and 1996.


Note 9 - Commitments and Contingencies

Long-term Leases

The parking garage and commercial space at Columbia are leased to tenants under the terms of noncancellable operating leases expiring on various dates through September 30, 2011. Future minimum rental payments as of December 31, 1997 are as follows:

                             1998              $    775,986
                             1999                   658,067
                             2000                   552,501
                             2001                   394,294
                             2002                   408,007
                         Thereafter               2,899,171

                                                $ 5,688,096


Income recognized under the garage and commercial space for the years 1997, 1996 and 1995 was $758,473, $716,277 and $583,533, respectively.



                        SECURED INCOME L.P. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                          DECEMBER 31, 1997, 1996 AND 1995


Note 9 - Commitments and Contingencies (continued)

Lender Restrictions and Requirements

Carrollton  and  Columbia  are  subject  to  various  lender   requirements  and
restrictions,  including  (i) the  rental of not less  than 20% of the  dwelling units to individuals or families who qualify as low or moderate  income tenants;
(ii) restrictions on the sale of the apartment complexes; and (iii) restrictions on the amount of cash flow which may be distributed to the partners.

Concentration of Credit Risk

As of December 31, 1997, the Partnership has $1,810,841 in cash and cash equivalents and restricted assets and funded reserves which are deposited in interest-bearing accounts, of which $1,790,612 is deposited with an institution which is not insured by the Federal Deposit Insurance Corporation.


Note 10 - Reconciliation of Taxable Income (Loss) and Bases of Assets

A  reconciliation  of the financial  statement net loss to the income tax income
(loss) of the  Partnership  for each of the years ended December 31, 1997,  1996 and 1995 is as follows:

                                              1997            1996       1995
                                           ---------    ------------  ---------

Financial statement net loss            $  (596,273)    $  (69,521) $ (397,620)


Costs depreciated over a life shorter
  for income tax purposes than
  financial reporting purposes             (267,751)      (241,484)   (308,690)


Excess depreciation for financial
  reporting purposes due to purchase
  accounting treatments                     438,491        405,607     432,087

Deferred revenue                            (11,954)       (14,627)     (8,066)


Amortization of start-up costs and
  construction period interest and taxes        224            256     (27,250)


Guaranteed investment contracts amortized
  over straight-line method for tax purposes     -             -       (10,804)


Accrual of related party expense items
  not deductible until paid for tax purposes
  under Internal Revenue Code Section 267     137,970      240,702     268,274
                                         ------------  ------------ ----------


Subtotal                                   (299,293)       320,933     (52,069)


Amounts allocated to other partners of
  Carrollton and Columbia                     4,321        (11,622)     (19,148)
                                    ---------------   ------------  -----------


Income (loss) as shown on tax return   $   (294,972)    $  309,311 $   (71,217)
                                       ============     ========== ===========





                        SECURED INCOME L.P. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                          DECEMBER 31, 1997, 1996 AND 1995


Note 10 - Reconciliation of Taxable Income (Loss) and Bases of Assets
(continued)

A reconciliation of the financial statement carrying amount of total assets to the tax basis as of December 31, 1997 and 1996 is as follows:

                                                    1997               1996
                                           ----------------      ------------

Financial statement carrying amount of assets $  38,149,194   $ 39,322,376
Difference which consists principally of the
       utilization of purchase accounting
       for financial statement purposes and
       the method of amortization of the
       guaranteed investment contracts          (14,394,766)   (14,743,782)

Tax bases of assets                           $  23,754,428   $ 24,578,594
                                              =============   ============


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

The estimated fair values of the Partnership's financial instruments as of December 31, 1997 and 1996 are disclosed elsewhere in the financial statements.