Form 10-Q
period 1998-03-31
SECURED INCOME L P
filed 1998-05-15
CIK 804217

SECURITIES AND EXCHANGE COMMISSION
                                 Washington, DC
                           -------------------------

                                    FORM 10-Q



  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

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


Yes     X      No



                      SECURED INCOME L.P. AND SUBSIDIARIES

                         Part I - Financial Information


Table of Contents
Item 1  Financial Statements                                     Page

        Consolidated Balance Sheets as of March 31, 1998
           (Unaudited) and December 31, 1997                      3

        Consolidated Statements of Operations for the three months
           ended March 31, 1998 and 1997 (Unaudited)              4

        Consolidated Statements of Cash Flows for the three months
           ended March 31, 1998 and 1997 (Unaudited)              5

        Notes to Consolidated Financial Statements as of March 31, 1998
(Unaudited)                                                       6


Item 2  Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                 7






                      SECURED INCOME L.P. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS



                                 March 31, 1998
                                     (Unaudited)        December 31, 1997

ASSETS
Property and equipment (net of accumulated depreciation
  of $14,874,987 and $14,497,189)         $ 29,331,125      $ 29,708,923
Cash and cash equivalents                    1,200,018         1,317,457
Tenant security deposits                       461,369           466,609
Restricted assets and funded reserves        4,781,861         4,280,585
Investment in guaranteed investment contract                      19,499
Interest and accounts receivable                85,674            91,297
Prepaid expenses                                                 226,248
437,833
Intangible assets, net of accumulated amortization      1,769,608     1,826,991
                                                  -----------------------------

                                          $ 37,855,903      $ 38,149,194
                                          ============      ============


LIABILITIES AND PARTNERS' DEFICIT

Liabilities

  Mortgages payable                       $ 34,332,272      $ 34,449,756
  Accounts payable and accrued expenses        177,569           395,028
  Tenant security deposits payable             462,591           460,182
  Due to general partners and affiliates     4,154,024         4,109,214
  Deferred revenue                                               152,919
                                                         ---------------
        152,414

                                            39,279,375        39,566,594

Partners' Deficit

  Limited partners' equity                         -                 -
  General partners' deficit                 (1,423,472)       (1,417,400)
                                        --------------     -------------

                                            (1,423,472)       (1,417,400)

                                          $ 37,855,903      $ 38,149,194
                                          ============      ============












               See notes to consolidated financial statements.


                      SECURED INCOME L.P. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (Unaudited)




                                        1998                     1997
                              ------------------------ --------------
REVENUE

Rental                                     $ 1,672,742       $ 1,622,602
Interest                                        31,668            43,577
                                        --------------    --------------


TOTAL REVENUE                                1,704,410         1,666,179
                                          ------------      ------------



EXPENSES

Administrative and management                  168,750           151,045
Operating and maintenance                      279,382           369,345
Taxes and insurance                            255,952           282,951

Financial                                      571,217           425,744

Depreciation and amortization                  435,181           495,695
                                         -------------      ------------


TOTAL EXPENSES                               1,710,482         1,724,780
                                          ------------       -----------


NET LOSS                                $       (6,072)     $    (58,601)
                                        ==============      ============



NET LOSS ATTRIBUTABLE TO

  Limited partners                  $              -   $             -
  General partners                              (6,072)          (58,601)
                                       ---------------     -------------


                                        $       (6,072)     $    (58,601)
                                        ==============      ============



NET LOSS ALLOCATED PER UNIT OF
 LIMITED PARTNERSHIP INTEREST       $              -  $             -
                                    =================================















               See notes to consolidated financial statements.



                      SECURED INCOME L.P. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (Unaudited)




                                          1998                     1997
                                   --------------------- --------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                 $      (6,072)     $    (58,601)

Adjustments to reconcile net loss to net cash provided
  by (used in) operating activities
  Depreciation and amortization                435,181           495,695
  Decrease in tenant security deposits           5,240
  Increase in restricted assets and funded reserves(501,276)    (196,005)

  Decrease (increase) in interest and accounts receivable          5,623
(2,159)
  Decrease (increase) in prepaid expenses      211,585           (39,793)
   Decrease in other assets                                       34,708
  Decrease in accounts payable and accrued expenses(217,459)     (55,224)

  Increase in tenant security deposits payable   2,409             1,225
  Increase in due to general partners and affiliates44,810         5,562

  Increase in deferred revenue                     505             6,678
                                      ----------------   ---------------


Net cash provided by (used in) operating activities       (19,454)      192,086
                                                   -------------- -------------


CASH FLOWS FROM INVESTING ACTIVITIES

Principal proceeds from guaranteed
     investment contract                        19,499            16,890
                                         -------------     -------------


Net cash provided by investing activities       19,499            16,890
                                         -------------     -------------


CASH FLOWS FROM FINANCING ACTIVITIES

Payments of principal on permanent financing   (117,484)        (116,193)
                                            -----------      -----------


Net cash used in financing activities         (117,484)         (116,193)
                                           -----------       -----------



NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                            (117,439)           92,783


Cash and cash equivalents at beginning of period   1,317,457     896,433
                                                ------------ -----------


CASH AND CASH EQUIVALENTS AT END OF PERIOD $ 1,200,018        $  989,216
                                           ===========        ==========


SUPPLEMENTAL INFORMATION

Financial expenses paid                   $    526,574        $  382,164
                                          ============        ==========



               See notes to consolidated financial statements.



                      SECURED INCOME L.P. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                   (Unaudited)



1. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The results of operations are impacted significantly by the results of operations of the Carrollton and Columbia Partnerships, which is provided on an unaudited basis during interim periods. Accordingly, the accompanying consolidated financial statements are dependent on such unaudited information. In the opinion of the General Partners, the consolidated financial statements include all adjustments necessary to reflect fairly the results of the interim periods presented. All adjustments are of a normal recurring nature. No significant events have occurred subsequent to December 31, 1997 and no material contingencies exist which would require additional disclosure in the report under Regulation S-X, Rule 10-01 paragraph A-5.

   The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the entire year.

2. Additional information, including the audited December 31, 1997 Consolidated Financial Statements and the Summary of Significant Accounting Policies, is included in Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 on file with the Securities and Exchange Commission.

                      SECURED INCOME L.P. AND SUBSIDIARIES

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

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

The Partnership is not expected to have access to additional sources of funds. Accordingly, if unforeseen occurences arise that cause an Operating Partnership to experience operating deficits, potential sources from which such needs will be able to be satisfied (other than reserves) would be limited, if any. Prior to the modification of the mortgages of the respective Operating Partnerships during 1993, the rents generated by the Operating Partnerships were generally not sufficient to fully cover the operating expenses and debt service requirements of the Operating Partnerships. Although the Operating Partnerships were successful in refinancing their respective mortgages with significantly lower mandatory payment terms, certain restrictions were placed on the respective Operating Partnerships in connection with distributions, among other things. Prior to the refinancings, the respective Operating General Partners provided funds necessary to cover operating deficits in the form of advances and fee deferrals; however, there can be no assurance that the respective Operating General Partners would provide funds to the extent they may be needed.

During the three months ended March 31, 1998, investment in guaranteed investment contract decreased by approximately $19,000 as a result of the amortization of principal from the final quarterly payment from such contract.
The payments of principal and interest from such contracts were previously utilized by the Partnership to make distributions to the partners (through December 1994) and cover a portion of the investor services expenses incurred by the Partnership (through December 1997). Virtually all distributions to partners to date have been generated from the investment in guaranteed investment contracts. The General Partners do not anticipate significant cash flow distributions from the properties given the restrictions on cash flow distributions of the Columbia Partnership resulting from the restructuring of its financing in 1993.

During the three months ended March 31, 1998, cash and cash equivalents decreased by approximately $117,000 while accounts payable and accrued expenses decreased by approximately $217,000 and mortgages payable decreased due to principal amortization of approximately $117,000. Due to general partners and affiliates increased primarily as a result of accrued interest on advances provided by the Columbia Operating General Partners. Property and equipment decreased by approximately $378,000 due to depreciation, while intangible assets decreased by approximately $57,000 due to amortization. Property and equipment and intangible assets are expected to decrease annually as the cost of these assets is allocated to future periods over their remaining lives. Prepaid expenses decreased in the ordinary course of operations.

As of March 31, 1998, the balance in the Columbia Partnership's Pledged Cap Account (see discussion below) is approximately $2,318,000. Although the original outside date for the Pledged Cap Account to be utilized for its intended purpose was October 1996, the Columbia Operating General Partners have been conducting ongoing discussions with the lender in order to address other potential uses of such account, including utilizing such funds for costs in connection with a potential refinancing of the mortgages with another lender. Although the Columbia Operating General Partners have been conducting discussions with other potential credit enhancers and continue to explore alternatives in order to obtain a lower effective borrowing rate, there can be no assurance that the lender would approve any alternative utilization of such account, or that the Columbia Operating General Partners will procure suitable alternative financing.

                      SECURED INCOME L.P. AND SUBSIDIARIES

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations

During the three months ended March 31, 1998, the Columbia Partnership and the Carrollton Partnership generated income from operating activities of approximately $763,000 and approximately $242,000, respectively. Mortgage principal payments during the three months ended March 31, 1998 for the Columbia Partnership and the Carrollton Partnership were approximately $88,000 and approximately $29,000, respectively. In the case of the Columbia Partnership, the maximum amount permitted to be deposited to the Operating Deficit Reserve ($500,000) was achieved during 1994; accordingly, no additional deposits to the Operating Deficit Reserve are required other than to maintain the account at a balance of $500,000. No amounts were utilized from the Operating Deficit Reserve during the three months ended March 31, 1998. Deposits to the Pledged Cap Account and the Bond Retirement Escrow during the three months ended March 31, 1998 were approximately $125,000 and approximately $29,000, respectively. Pursuant to the terms of the Columbia Partnership's mortgages, the lender is entitled to a credit enhancement fee of 2.5% per annum based on the outstanding loan balance commencing February 1, 1997. During the three months ended March 31, 1998, the Columbia Partnership incurred approximately $158,000 in connection with such fee. After considering the respective mandatory mortgage principal payments, required deposits to mortgage escrows and payments for the credit enhancement fee, among other things, the Complexes generated combined cash flow of approximately $201,000 during the three months ended March 31, 1998. Any savings realized on the difference between the initial note rate on the Columbia Partnership's mortgages of 4.66% and the actual low floater rate (approximately 3.11% weighted average rate during the three months ended March 31, 1998) are deposited into the Pledged Cap Account. To the extent the future cash flow generated by the Columbia Partnership is not utilized to fund the Operating Deficit Reserve or Pledged Cap Account, such cash flow, under the Citibank loan terms, must be deposited to the Bond Retirement Escrow to make additional mortgage principal payments. However, there can be no assurance that the level of operating income generated by the Complexes during the three months ended March 31, 1998 will continue in future periods.

During the three months ended March 31, 1997, the Columbia Partnership and the Carrollton Partnership generated income from operating activities of approximately $612,000 and approximately $242,000, respectively. Mortgage principal payments during the three months ended March 31, 1997 for the Columbia Partnership and the Carrollton Partnership were approximately $88,000 and approximately $28,000, respectively. No amounts were utilized from the Operating Deficit Reserve during the three months ended March 31, 1997. Deposits to the Pledged Cap Account and the Bond Retirement Escrow during the three months ended March 31, 1997 were approximately $140,000 and $73,000, respectively. The
Complexes generated combined cash flow of approximately $149,000 during the three months ended March 31, 1997.

Although the Complexes generated cash flow during the three months ended March 31, 1998, results of operations declined as compared to the three months ended March 31, 1997 primarily as a result of the commencement of the credit enhancement fee in connection with the Columbia Partnership's mortgages. Operating and maintenance expenses decreased during the three months ended March 31, 1998 primarily due to scheduled maintenance expenditures in 1997. As of March 31, 1998, the occupancy of Fieldpointe Apartments was approximately 99% and the occupancy of The Westmont was approximately 98% as to residential units and 100% as to commercial space. The future operating results of the Complexes will be extremely dependent on market conditions and therefore may be subject to significant volatility. The Complexes are generally in good physical condition and are being managed by experienced management companies.

                      SECURED INCOME L.P. AND SUBSIDIARIES

                         Part II - Other Information


Item 1     Legal Proceedings

               None

Item 2      Changes in Securities

        None

Item 3      Defaults Upon Senior Securities

        None

Item 4      Submission of Matters to a Vote of Security Holders

        None

Item 5      Other Information

        None

Item 6  Exhibits and Reports on Form 8-K

        None

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



SECURED INCOME L.P.




By:  Wilder Richman Resources Corporation


General Partner



Date:  May 15, 1998                         /s/       Richard       Paul
                                            ----------------------------
Richman


Richard Paul Richman


President, Chief Executive Officer

and Director