Form 10-Q
period 1998-06-30
SECURED INCOME L P
filed 1998-08-14
CIK 804217

SECURITIES AND EXCHANGE COMMISSION
                                Washington, DC
                           -------------------------

                                   FORM 10-Q



  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

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


Yes     X      No



                     SECURED INCOME L.P. AND SUBSIDIARIES

                        Part I - Financial Information


Table of Contents

Item 1  Financial Statements                                     Page
        Consolidated Balance Sheets as of June 30, 1998
           (Unaudited) and December 31, 1997                      3

        Consolidated Statements of Operations for the three and six month
           periods ended June 30, 1998 and 1997 (Unaudited)       4

        Consolidated Statements of Cash Flows for the six months
           ended June 30, 1998 and 1997 (Unaudited)               5

        Notes to Consolidated Financial Statements as of June 30, 1998
(Unaudited)                                                       6


Item 2  Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                 7





                     SECURED INCOME L.P. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS



                                               June 30,
                                                1998         December 31,
                                            (Unaudited)          1997
ASSETS

Property and equipment (net of accumulated depreciation
   of $15,252,785 and $14,497,189)        $ 28,953,327      $ 29,708,923
Cash and cash equivalents                    1,316,337         1,317,457
Tenant security deposits                       468,824           466,609
Restricted assets and funded reserves        5,288,494         4,280,585
Investment in guaranteed investment contract                      19,499
Interest and accounts receivable                71,470            91,297
Prepaid expenses                                24,979           437,833
Intangible assets, net of accumulated
   amortization                              1,712,225         1,826,991
                                          --------------    ------------

                                          $ 37,835,656      $ 38,149,194
                                          ============      ============


LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

   Mortgages payable                      $ 34,214,340      $ 34,449,756
   Accounts payable and accrued expenses       240,186           395,028
   Tenant security deposits payable            473,088           460,182
   Due to general partners and affiliates    4,215,210         4,109,214
   Deferred revenue                            163,836           152,414
                                       ---------------   ---------------

                                            39,306,660        39,566,594

Partners' Equity (Deficit)

   Limited partners' equity                       -                  -
   General partners' deficit                (1,471,004)       (1,417,400)
                                        --------------     -------------

                                            (1,471,004)       (1,417,400)

                                          $ 37,835,656      $ 38,149,194
                                          ============      ============











               See notes to consolidated financial statements.
                                       3




                     SECURED INCOME L.P. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)



                               Three Months Six Months  Three Months Six Months
                                 Ended        Ended         Ended        Ended
                               June 30,     June 30,      June 30,     June 30,
                                 1998         1998          1997         1997
REVENUE

Rental                         $1,690,603  $3,363,345   $1,639,172  $3,261,774

Interest                           25,838      57,506       38,273      81,850
                            -------------  ----------   ----------  ----------

TOTAL REVENUE                   1,716,441    3,420,851   1,677,445   3,343,624
                            -------------  ----------   ----------- ----------


EXPENSES

Administrative and management     202,924     371,674      179,152     330,197

Operating and maintenance         285,019     564,401      234,277     603,622

Taxes and insurance               215,819     471,771      271,120     554,071

Financial                         625,030   1,196,247      739,868   1,165,612

Depreciation and amortization     435,181     870,362      495,694     991,389
                             ------------  ------------  ---------- ----------

TOTAL EXPENSES                  1,736,973   3,474,455    1,920,111   3,644,891
                               ---------- -----------  -----------   ----------


NET LOSS                     $   (47,532)$    (53,604) $ (242,666)$   (301,267)
                             ========== =============  =========== ============



NET LOSS ATTRIBUTABLE TO

   Limited partners           $      -      $     -       $    -    $      -

   General partners              (47,532)     (53,604)   (242,666)   (301,267)
                            ------------  -----------   ----------  -----------


                             $   (47,532)$    (53,604) $ (242,666)$ ( 301,267)
                               ========= =============  ===========  =========

NET LOSS ALLOCATED PER
  UNIT OF LIMITED
  PARTNERSHIP INTEREST         $     -    $        -    $        -   $      -
                           ============   ===========   ===========    ======

















               See notes to consolidated financial statements.
                                       4

                     SECURED INCOME L.P. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                  (Unaudited)




                                               1998                 1997
                                        ---------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                 $     (53,604)   $     (301,267)

Adjustments to reconcile net loss to net cash
  provided  by operating activities
   Depreciation and amortization               870,362           991,389
   Increase in tenant security deposits         (2,215)           (4,727)
  Increase in restricted assets and
     funded reserve                         (1,007,909)         (585,620)

   Decrease (increase) in interest and
     accounts receivable                        19,827           (16,310)
   Decrease (increase) in prepaid expenses     412,854           118,185
   Increase (decrease) in accounts payable
     and accrued expenses                     (154,842)          110,853
   Increase in tenant security deposits payable 12,906             5,950
   Increase in due to general partners
     and affiliate                             105,996             1,474

   Increase in deferred revenue                 11,422             9,303
                                        --------------  ----------------


Net cash provided by operating activities      214,797           329,230
                                         -------------    --------------


CASH FLOWS FROM INVESTING ACTIVITIES

Principal proceeds from guaranteed
     investment contract                        19,499            36,543
                                         -------------    --------------


Net cash provided by investing activities       19,499            36,543
                                         -------------    --------------


CASH FLOWS FROM FINANCING ACTIVITIES

Payments of principal on permanent financing   (235,416)        (231,926)
                                            -----------    -------------


Net cash used in financing activities         (235,416)         (231,926)
                                           -----------     -------------



NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                              (1,120)          133,847


Cash and cash equivalents at beginning
  of period                                  1,317,457           896,433
                                          ------------      ------------


CASH AND CASH EQUIVALENTS AT END OF PERIOD $ 1,316,337       $ 1,030,280
                                           ===========       ===========

SUPPLEMENTAL INFORMATION

Financial expenses paid                    $ 1,038,574       $ 1,078,452
                                           ===========       ===========



               See notes to consolidated financial statements.
                                       5

                     SECURED INCOME L.P. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1998
                                  (Unaudited)



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

   The results of operations for the six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the entire year.

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

                     SECURED INCOME L.P. AND SUBSIDIARIES

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Partnership's primary sources of funds are rents generated by the Operating Partnerships and interest derived from investments and deposits which include restricted deposits in accordance with the terms of the mortgages of the Operating Partnerships. The guaranteed investment contracts which were acquired to provide distributions to the Limited Partners were fully amortized as of January 15, 1995. One guaranteed investment contract owned by the Columbia
Partnership became fully amortized on January 15, 1998, the proceeds of which were utilized for investor service charges of the Columbia Partnership through December 1997. The Partnership's investments are highly illiquid.

The Partnership is not expected to have access to additional sources of funds. Accordingly, if unforeseen occurences arise that cause an Operating Partnership to experience operating deficits, potential sources from which such needs will be able to be satisfied (other than reserves) would be limited, if any. Prior to the modification of the mortgages of the respective Operating Partnerships during 1993, the rents generated by the Operating Partnerships were generally not sufficient to fully cover the operating expenses and debt service requirements of the Operating Partnerships. Although the Operating Partnerships were successful in refinancing their respective mortgages with significantly lower mandatory payment terms, certain restrictions were placed on the respective Operating Partnerships in connection with distributions, among other things. Prior to the refinancings, the respective Operating General Partners provided funds necessary to cover operating deficits in the form of advances and fee deferrals; however, there can be no assurance that the respective Operating General Partners would provide additional funds to the extent they may be needed.

During the six months ended June 30, 1998, investment in guaranteed investment contract decreased by approximately $19,000 as a result of the amortization of principal from the final quarterly payment from such contract. The payments of principal and interest from such contracts were previously utilized by the Partnership to make distributions to the partners (through December 1994) and cover a portion of the investor services expenses incurred by the Partnership (through December 1997). Virtually all distributions to partners to date have been generated from the investment in guaranteed investment contracts. The General Partners do not anticipate significant cash flow distributions from the Operating Partnerships given the restrictions on cash flow distributions of the Columbia Partnership resulting from the restructuring of its financing in 1993.

During the six months ended June 30, 1998, cash and cash equivalents decreased by approximately $1,000 while accounts payable and accrued expenses decreased by approximately $155,000 and mortgages payable decreased due to principal amortization of approximately $235,000. Due to general partners and affiliates increased primarily as a result of accrued interest on advances provided by the Columbia Operating General Partners. Property and equipment decreased by approximately $756,000 due to depreciation, while intangible assets decreased by approximately $57,000 due to amortization. Property and equipment and intangible assets are expected to decrease annually as the cost of these assets is allocated to future periods over their remaining lives. Prepaid expenses decreased in the ordinary course of operations.

As of June 30, 1998, the balance in the Columbia Partnership's Pledged Cap Account (see discussion below) is approximately $2,418,000. Although the original outside date for the Pledged Cap Account to be utilized for its intended purpose was October 1996, the Columbia Operating General Partners have been conducting ongoing discussions with the lender in order to address other potential uses of such account, including utilizing such funds for costs in connection with a potential refinancing of the mortgages with another lender. During April 1998, the lender agreed to restructure the original terms of the Pledge Cap Account whereby the account may be utilized for potential debt service shortfalls ( in the event the low floater rate is higher than the stated note rate of 4.66%), but not because the Pledged Cap Account to decline below a balance of $1,000,000. An interest rate cap may be purchased upon the Pledge cap Account reaching such minimum threshold or in the event the low floater rates rise above 7% for 30 consecutive days. In addition, the lender agreed to eliminate and reduce certain partner guarantees, thereby releasing certain restricted fund in the accompanying balance sheets of approximately $700,000. Although the Columbia Operating General Partners have been conducting discussions with other potential credit enhancers and continue to explore alternatives in order to obtain a lower effective borrowing rate, there can be no assurance that the lender would approve any alternative utilization of such account, or that the Columbia Operating General Partners will procure suitable alternative financing.

                     SECURED INCOME L.P. AND SUBSIDIARIES

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations

During the six months ended June 30, 1998, the Columbia Partnership and the Carrollton Partnership generated income from operating activities of approximately $1,503,000 and approximately $518,000, respectively. Mortgage principal payments during the six months ended June 30, 1998 for the Columbia Partnership and the Carrollton Partnership were approximately $176,000 and approximately $59,000, respectively. In the case of the Columbia Partnership, the maximum amount permitted to be deposited to the Operating Deficit Reserve ($500,000) was achieved during 1994; accordingly, no additional deposits to the Operating Deficit Reserve are required other than to maintain the account at a balance of $500,000. No amounts were utilized from the Operating Deficit Reserve during the six months ended June 30, 1998. Deposits to the Pledged Cap Account and the Bond Retirement Escrow during the six months ended June 30, 1998 were approximately $224,000 and approximately $118,000, respectively. Pursuant to the terms of the Columbia Partnership's mortgages, commencing February 1, 1997 the lender is entitled to a credit enhancement fee of 2.5% per annum based on the outstanding loan balance. During the six months ended June 30, 1998, the Columbia Partnership incurred approximately $315,000 in connection with such fee. After considering the respective mandatory mortgage principal payments, required deposits to mortgage escrows and payments for the credit enhancement fee, among other things, the Complexes generated combined cash flow of approximately $297,000 during the six months ended June 30, 1998. Any savings realized on the difference between the initial note rate on the Columbia Partnership's mortgages of 4.66% and the actual low floater rate (approximately 3.34% weighted average rate during the six months ended June 30, 1998) are deposited into the Pledged Cap Account. To the extent the future cash flow generated by the Columbia Partnership is not utilized to fund the Operating Deficit Reserve or Pledged Cap Account, such cash flow, under the Citibank loan terms, must be deposited to the Bond Retirement Escrow to make additional mortgage principal payments. Although the Complexes generated cash flow during the six months ended June 30, 1998, there can be no assurance that the level of operating income generated by the Complexes during the six months ended June 30, 1998 will continue in future periods.

During the six months ended June 30, 1997, the Columbia Partnership and the Carrollton Partnership generated income from operating activities of approximately $1,368,000 and approximately $503,000, respectively. Mortgage principal payments during the six months ended June 30, 1997 for the Columbia Partnership and the Carrollton Partnership were approximately $176,000 and approximately $56,000, respectively. No amounts were utilized from the Operating Deficit Reserve during the six months ended June 30, 1997. Deposits to the Pledged Cap Account and the Bond Retirement Escrow during the six months ended June 30, 1997 were approximately $206,000 and approximately $113,000, respectively. The Complexes generated combined cash flow of approximately $224,000 during the six months ended June 30, 1997.

As of June 30, 1998, the occupancy of Fieldpointe Apartments was approximately 99% and the occupancy of The Westmont was approximately 100% as to residential units and 100% as to commercial space. The future operating results of the Complexes will be extremely dependent on market conditions and therefore may be subject to significant volatility. The Complexes are generally in good physical condition and are being managed by experienced management companies.

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



SECURED INCOME L.P.




                                      By:  Wilder Richman Resources Corporation
                                           General Partner



Date:  August 10, 1998                   /s/  Richard Paul Richman
                                              -------------------------
                                              Richard Paul Richman
                                              President, Chief Executive Officer
                                              and Director