Form 10-Q
period 1998-09-30
SECURED INCOME L P
filed 1998-11-17
CIK 804217

SECURITIES AND EXCHANGE COMMISSION
                                Washington, DC
                           -------------------------

                                   FORM 10-Q



  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

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


Yes     X      No




                                      2

                     SECURED INCOME L.P. AND SUBSIDIARIES

                        Part I - Financial Information


Table of Contents

Item 1  Financial Statements                                           Page
        Consolidated Balance Sheets as of September 30, 1998
           (Unaudited) and December 31, 1997                            3

        Consolidated  Statements  of  Operations  for the three
           and nine  month periods ended September 30, 1998 and
           1997 (Unaudited)                                             4

        Consolidated Statements of Cash Flows for the nine months
           ended September 30, 1998 and 1997 (Unaudited)                5

        Notes to Consolidated Financial Statements as of
           September 30, 1998 (Unaudited)                               6


Item 2  Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                       7


                                       2





                     SECURED INCOME L.P. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS



                                           September 30,
                                              1998            December 31,
                                           (Unaudited)            1997

ASSETS
Property and equipment (net of accumulated
   depreciation of $15,630,583 and
   $14,497,189)                           $ 28,575,529      $ 29,708,923
Cash and cash equivalents                    2,176,280         1,317,457
Tenant security deposits                       479,516           466,609
Restricted assets and funded reserves        4,028,552         4,280,585
Investment in guaranteed investment contract                      19,499
Interest and accounts receivable                66,871            91,297
Prepaid expenses                               180,012           437,833
Intangible assets, net of accumulated
   amortization                              1,654,842         1,826,991
                                         ---------------    ------------

                                          $ 37,161,602      $ 38,149,194
                                          ============      ============


LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

   Mortgages payable                      $ 33,895,951      $ 34,449,756
   Accounts payable and accrued expenses       467,370           395,028
   Tenant security deposits payable            480,739           460,182
   Due to general partners and affiliates    3,977,967         4,109,214
   Deferred revenue                            166,354           152,414
                                       ---------------   ---------------

                                            38,988,381        39,566,594

Partners' equity (deficit)

   Limited partners' equity                        -                 -
   General partners' deficit                (1,826,779)       (1,417,400)
                                        --------------     -------------

                                            (1,826,779)       (1,417,400)

                                          $ 37,161,602      $ 38,149,194
                                          ============      ============












               See notes to consolidated financial statements.
                                       3




                     SECURED INCOME L.P. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)



                        Three Months   Nine Months    Three Month   Nine Months
                            Ended         Ended         Ended           Ended
                        September 30,  September 30, September 30, September 30,
                           1998           1998           1997           1997
                     ---------------   ------------- ------------    ---------


REVENUE
Rental                  $ 1,767,686     $  5,131,031   $1,656,741  $  4,918,515

Interest                     48,241          105,747       46,759       128,609
                       --------------------------------------------------------

TOTAL REVENUE             1,815,927        5,236,778    1,703,500     5,047,124
                           -------------------------  -------------------------



EXPENSES

Administrative and
  management                217,890         589,564       203,478       533,675

Operating and maintenance   308,943         873,344       345,502       949,124

Taxes and insurance         516,424         988,195       286,840       840,911

Financial                   693,264       1,889,511       617,419     1,783,031

Depreciation and
  amortization              435,181       1,305,543       495,696     1,487,085
                          -------------------------- ------------- ------------


TOTAL EXPENSES            2,171,702       5,646,157     1,948,935     5,593,826
                          ------------- ------------  ------------ ------------


NET LOSS               $   (355,775)     $ (409,379)    $(245,435)    $(546,702)
                           ============ ============   =========== ============



NET LOSS ATTRIBUTABLE TO

   Limited partners        $      -     $       -         $    -      $     -

   General partners        (355,775)       (409,379)     (245,435)     (546,702)
                       ------------- ------------- ------------- -------------


                         $ (355,775)     $ (409,379)    $(245,435)   $( 546,702)
                          ============ ============   =========== ============

NET LOSS ALLOCATED PER
  UNIT OF LIMITED
  PARTNERSHIP INTEREST     $     -        $     -         $    -     $      -
                    ===========================================================















               See notes to consolidated financial statements.
                                       4


                     SECURED INCOME L.P. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                  (Unaudited)


                                                1998               1997
                                           -------------------- ------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                 $    (409,379)   $     (546,702)

Adjustments to reconcile net loss to
  net cash provided by operating
  activities
   Depreciation and amortization             1,305,543         1,487,085
   Increase in tenant security deposits        (12,907)           (2,258)
  Decrease (increase) in restricted assets
    and funded reserves                        252,033          (456,411)
   Decrease (increase) in interest and
     accounts receivable                        24,426            (9,242)
   Decrease (increase) in prepaid expenses     257,821           (90,543)
   Increase in accounts payable and
     accrued expenses                           72,342            44,037
   Increase in tenant security deposits
     payable                                    20,557             5,887
   Increase in due to general partners
     and affiliates1                            68,753            64,802

   Increase in deferred revenue                 13,940            22,653
                                        --------------   ---------------


Net cash provided by operating activities    1,693,129           519,308
                                          ------------    --------------


CASH FLOWS FROM INVESTING ACTIVITIES

Principal proceeds from guaranteed
     investment contract                        19,499            54,815
                                         -------------    --------------


Net cash provided by investing activities       19,499            54,815
                                         -------------    --------------


CASH FLOWS FROM FINANCING ACTIVITIES

Payments of principal on permanent financing  (553,805)         (348,530)
Repayment of general partner advances         (300,000)

Net cash used in financing activities         (853,805)         (348,530)
                                           -----------     -------------



NET INCREASE IN CASH AND CASH EQUIVALENTS      858,823           225,593


Cash and cash equivalents at beginning
   of period                                 1,317,457           896,433
                                                -------------------------


CASH AND CASH EQUIVALENTS AT END OF PERIOD $ 2,176,280       $ 1,122,026
                                           ===========       ===========


SUPPLEMENTAL INFORMATION

Financial expenses paid                    $ 1,755,582       $ 1,652,291
                                           ===========       ===========




               See notes to consolidated financial statements.
                                       5

                     SECURED INCOME L.P. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1998
                                  (Unaudited)



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

   The results of operations for the nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the entire year.

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

The Partnership is not expected to have access to additional sources of funds. Accordingly, if circumstances arise that cause an Operating Partnership to experience operating deficits, potential sources from which such needs would be able to be satisfied (other than reserves) would be limited, if any. Prior to the modification of the mortgages of the respective Operating Partnerships during 1993, the rents generated by the Operating Partnerships were generally not sufficient to fully cover the operating expenses and mandatory debt service requirements of the Operating Partnerships. Although the Operating Partnerships were successful in refinancing their respective mortgages with significantly lower mandatory payment terms, certain restrictions were placed on the respective Operating Partnerships in connection with distributions, among other things. Prior to the refinancings, the respective Operating General Partners provided funds necessary to cover operating deficits in the form of advances and fee deferrals; however, there can be no assurance that the respective Operating General Partners would provide additional funds to the extent they may be needed. The General Partners do not anticipate significant cash flow distributions from the Operating Partnerships given the restrictions on cash flow distributions of the Columbia Partnership resulting from the restructuring of its financing in 1993.

During the nine months ended September 30, 1998, cash and cash equivalents increased by approximately $859,000 while restricted assets and funded reserves decreased by approximately $252,000, accounts payable and accrued expenses increased  by  approximately  $72,000 and  mortgages  payable  decreased  due to principal amortization of approximately $554,000 (which includes accelerated payments on the Columbia mortgages of $200,000). Due to general partners and affiliates decreased primarily as a result of the repayment of $300,000 of advances to the Columbia Operating General Partners, partially offset by accrued interest on advances. Property and equipment decreased by approximately $1,133,000 due to depreciation, while intangible assets decreased by approximately $172,000 due to amortization. Property and equipment and intangible assets are expected to decrease annually as the cost of these assets is allocated to future periods over their remaining lives. Prepaid expenses decreased in the ordinary course of operations.

As of September 30, 1998, the balance in the Columbia Partnership's Pledged Cap Account (see discussion below) is approximately $2,587,000. Although the original outside date for the Pledged Cap Account to be utilized for its intended purpose was October 1996, the Columbia Operating General Partners had been conducting discussions with the lender in order to address other potential uses of such account, including utilizing such funds for costs in connection with a potential refinancing of the mortgages with another lender. During April 1998, the lender agreed to restructure the original terms concerning the Pledged Cap Account whereby the account may be utilized for potential debt service shortfalls (in the event the low floater rate is higher than the stated note rate of 4.66%), but not cause the Pledged Cap Account to decline below a balance of $1,000,000. An interest rate cap may be purchased upon the Pledged Cap Account reaching such minimum threshold or in the event the low floater rate rises above 7% for 90 consecutive days or 7.5% for 30 consecutive days. In addition, the lender agreed to eliminate and reduce certain partner guarantees, thereby releasing certain restricted assets in the accompanying balance sheet as of December 31, 1997 of approximately $1,000,000, of which $300,000 was repaid to the Columbia Operating General Partners. Although the Columbia Operating General Partners continue to explore alternative financing opportunities in order to obtain a lower effective borrowing rate, there can be no assurance that the lender would approve any alternative utilization of the Pledged Capital Account, or that the Columbia Operating General Partners will procure suitable alternative financing.

                     SECURED INCOME L.P. AND SUBSIDIARIES

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations

During the nine months ended September 30, 1998, the Columbia Partnership and the Carrollton Partnership generated income from operating activities of approximately $2,026,000 and approximately $771,000, respectively. Mortgage principal payments during the nine months ended September 30, 1998 for the Columbia Partnership and the Carrollton Partnership were approximately $464,000 and approximately $90,000, respectively. In the case of the Columbia
Partnership, the maximum amount permitted to be deposited to the Operating Deficit Reserve ($500,000) was achieved during 1994; accordingly, no additional deposits to the Operating Deficit Reserve are required other than to maintain the account at a balance of $500,000. No amounts were utilized from the Operating Deficit Reserve during the nine months ended September 30, 1998. Deposits to the Pledged Cap Account and the Bond Retirement Escrow during the nine months ended September 30, 1998 were approximately $394,000 and approximately $175,000, respectively. Pursuant to the terms of the Columbia Partnership's mortgages, the lender is entitled to a credit enhancement fee of 2.5% per annum based on the outstanding loan balance. During the nine months ended September 30, 1998, the Columbia Partnership incurred approximately $472,000 in connection with such fee. After considering the respective mandatory mortgage principal payments, required deposits to mortgage escrows and payments for the credit enhancement fee, among other things, the Complexes generated combined cash flow of approximately $111,000 during the nine months ended September 30, 1998. Any savings realized on the difference between the initial note rate on the Columbia Partnership's mortgages of 4.66% and the actual low floater rate (approximately 3.30% weighted average rate during the nine months ended September 30, 1998) are deposited into the Pledged Cap Account. To the extent the future cash flow generated by the Columbia Partnership is not utilized to fund the Operating Deficit Reserve or Pledged Cap Account, such cash flow, under the Citibank loan terms, must be deposited to the Bond Retirement Escrow to make additional mortgage principal payments ($200,000 of such additional payments were made during the nine months ended September 30, 1998). Although the Complexes generated cash flow during the nine months ended September 30, 1998, there can be no assurance that the level of operating income generated by the Complexes will continue in future periods.

During the nine months ended September 30, 1997, the Columbia Partnership and the Carrollton Partnership generated income from operating activities of approximately $2,017,000 and approximately $723,000, respectively. Mortgage principal payments during the nine months ended September 30, 1997 for the Columbia Partnership and the Carrollton Partnership were approximately $264,000 and approximately $84,000, respectively. Deposits to the Pledged Cap Account and the Bond Retirement Escrow during the nine months ended September 30, 1997 were approximately $309,000 and approximately $127,000, respectively. The Complexes generated combined cash flow of approximately $282,000 during the nine months ended September 30, 1997.

Taxes and insurance expenses for the nine months ended September 30, 1998 have increased as compared to the nine months ended September 30, 1997 due primarily to an increase in the Columbia Partnership's real estate taxes, which includes charges for 1997 real estate taxes not billed until 1998, net of a refund of certain prior years' taxes. Based on the current assessment of the Columbia Property, annual real estate taxes of the Columbia Partnership are expected to increase by approximately $300,000.

As of September 30, 1998, the occupancy of Fieldpointe Apartments was approximately 99% and the occupancy of The Westmont was approximately 100% as to both residential units and commercial space. The future operating results of the Complexes will be extremely dependent on market conditions and therefore may be subject to significant volatility. The Complexes are generally in good physical condition and are being managed by experienced management companies.

                     SECURED INCOME L.P. AND SUBSIDIARIES

                         Part II - Other Information


Item 1     Legal Proceedings

               None

Item 2      Changes in Securities

        None

Item 3      Defaults Upon Senior Securities

        None

Item 4      Submission of Matters to a Vote of Security Holders

        None

Item 5      Other Information

        An affiliate of the WRRC General Partner filed a tender offer dated July 24, 1998, offering to acquire up to 394,000 Units of limited partnership interest at $6.50 per Unit. The offering price was increased to $7 per Unit on August 7, 1998 and the offer expired, as extended, on August 31, 1998. Approximately $41,500 Units were tendered in connection with the offer.

Item 6  Exhibits and Reports on Form 8-K

        None

                                  SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



SECURED INCOME L.P.




By:  Wilder Richman Resources Corporation


General Partner



Date:  November 16, 1998                    /s/  Richard Paul Richman
                                            -------------------------
                                            Richard Paul Richman
                                            President, Chief Executive Officer
                                              and Director