Form 10-K
period 1998-12-31
SECURED INCOME L P
filed 1999-04-15
CIK 804217

                         SECURITIES AND EXCHANGE COMMISSION
                                Washington, DC 20549

                                     FORM 10-K
              (Mark One)

           [X]ANNUAL  REPORT  PURSUANT  TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] For fiscal year ended December 31, 1998

                                            OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] For the transition period from ________ to ________.

                                      0-17412
                              (Commission File Number)

                                Secured Income L.P.
        (Exact name of registrant as specified in its governing instruments)

            Delaware                                     06-1185846
(State or other jurisdiction                (I.R.S. Employer Identification No.)
    of organization)

Wilder Richman Resources Corporation
599 W. Putnam Avenue
Greenwich, Connecticut                                                 06830
(Address of principal executive offices)                            (Zip Code)

Registrant's telephone number, including area code:             (203) 869-0900

Securities registered pursuant to Section 12(b) of the Act:

           None
(Title of each Class)

Securities registered pursuant to Section 12(g) of the Act:

                 Units of Limited Partnership Interest
                               Title of Class)

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

Item 2   Properties

The following table sets forth information regarding the Complexes owned by the Operating Partnerships as of December 31, 1998.

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

The mortgage financing of the Carrollton Partnership was modified on August 30, 1993 from the sale of tax-exempt bonds pursuant to the terms of Section 103(b)(4)(a) of the Internal Revenue Code. The modified mortgage in the amount of $10,494,100, bearing fixed 6.09% interest (with an exception for the first ten months through August 1994) and with a term of 35 years, is insured by the United States Department of Housing and Urban Development ("HUD") under Section 221(d)(4) of the National Housing Act, as amended. Under the terms of the financing, 80% of the units are permitted market rate rents and 20% of the units are to be rented to people earning no more than the low or moderate income levels within the meaning of Section 103(b)(4)(a) of the Internal Revenue Code. The Fieldpointe Apartments occupancy rate was approximately 95% as of December 31, 1998.

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

The mortgage financing of the Columbia Partnership was modified on May 27, 1993 pursuant to a bond refunding by the New York City Housing Development Corporation ("HDC") in the amount of $27,600,000. Under the terms of the modified financing, the Columbia Partnership agreed that 20% of the residential units in The Westmont will be maintained for occupancy by low or moderate income tenants through July 2004. The Westmont's occupancy rate as of December 31, 1998 was approximately 100% as to both residential dwelling units and commercial space.


As of December 31, 1998, the market rental rates of the Complexes were approximately as follows:


                         Fieldpointe           The
                         Apartments         Westmont
     Monthly Rental Rates:
        Studio                            $1,610-$2,100
        One-Bedroom       $600-$660       $1,606-$2,758
        Two-Bedroom       $625-$760       $1,951-$3,850
        Three-Bedroom     $775-$885       $3,419-$4,200

The low and moderate income rental rates as of December 31, 1998 for Fieldpointe Apartments fall within the ranges noted above. Such rates for The Westmont range from $705 to $948.

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

Holders

As of December 31, 1998, there were approximately  1,206 record holders of Units
(the  "Limited   Partners")  holding  an  aggregate  of  984,369  Units  in  the
Partnership.

Distributions

The Agreement of Limited Partnership of Registrant (the "Partnership Agreement") provides that all Cash Available for Distribution (as defined therein) be distributed quarterly to the partners in specified proportions. As part of the restructuring of the Columbia Partnership's financing, the Columbia Partnership is prohibited from distributing cash flow from operations. See Item 7 herein, Management's Discussion and Analysis of Financial Condition and Results of
Operations,  for further discussion.  There were no distributions to the Limited
Partners declared during the years ended December 31, 1998 and 1997.


Item 6   Selected Financial Data

The  following  table  summarizes   certain  selected   consolidated   financial
information  concerning  Registrant and should be read in  conjunction  with the consolidated financial statements and the related notes thereto:


                              Year Ended December 31,


            1998            1997           1996           1995        1994
        -----------     -----------     ----------     ----------  ----------
Total
revenue $7,078,399       $6,787,161     $6,434,698     $6,092,551   $5,880,772

Net loss  (216,504)        (596,273)       (69,521)      (397,620)    (465,413)

Net loss
allocated
per unit
of limited
partnership
interest         -               -              -              -         (.39)

At year
end:

Total
assets  38,958,954       38,149,194     39,322,376     40,458,675  41,709,487

Mortgages
payable 33,973,81        34,449,756     35,320,565     36,589,220  37,441,770

Long-term
debt           -                 -              -              -          -

                                       5

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

Investment in guaranteed investment contract decreased by approximately $19,000 as a result of the amortization of principal from the quarterly payment from such contract. The payments of principal and interest from such contracts were previously utilized by the Partnership to make distributions to the partners (through December 1994) and to cover a portion of the investor services expenses incurred by the Partnership. Virtually all distributions to partners to date have been generated from the investment in guaranteed investment contracts. The General Partners do not anticipate significant cash flow distributions from the properties given the restrictions on cash flow distributions of the Columbia Partnership resulting from the restructuring of its refinancing in 1993.

During 1998, as a result of the cash flows generated by the operations of the Complexes, cash and cash equivalents increased by approximately $568,000. Mortgages payable decreased due to principal amortization of approximately $476,000. Due to general partners and affiliates decreased primarily as a result of the repayment of $300,000 of advances previously provided by the Columbia Operating General Partners (see discussion below concerning the modification of the Columbia Partnership's Pledged Cap Account and the modification of certain partner guarantees) and the payment of $265,000 by the Partnership for investor services fees incurred in prior years, partially offset by the accrued interest on advances provided by the Columbia Operating General Partners and the accrual of investor services fees incurred in the current year. As of December 31, 1998, the Partnership owes approximately $565,000 to an affiliate of certain General Partners for accrued investor services fees.

Property and equipment decreased by approximately $1,423,000 primarily due to depreciation, while intangible assets decreased by approximately $108,000 primarily due to amortization. Property and equipment and intangible assets are expected to decrease annually as the cost of these assets is allocated to future periods over their remaining lives.

As of December 31, 1998, the balance in the Columbia Partnership's Pledged Cap Account (see discussion below) is approximately $2,766,000. The original outside date for the Pledged Cap Account to be utilized for its intended purpose was October 31, 1996. The Columbia Operating General Partners had been conducting discussions with the lender in order to address other potential uses of such account, including utilizing such funds for costs in connection with a potential refinancing of the mortgages with another lender. During April 1998, the lender agreed to restructure the original terms concerning the Pledged Cap Account whereby the account may be utilized for potential debt service shortfalls (in the event the low floater rate is higher than the stated note rate of 4.66%), but not cause the Pledged Cap Account to decline below a balance of $1,000,000. An interest rate cap may be purchased upon the Pledged Cap Account reaching such minimum threshold or in the event the low floater rate rises above 7% for 90 consecutive days or 7.5% for 30 consecutive days. In addition, the lender agreed to eliminate and reduce certain partner guarantees, thereby releasing certain previously restricted assets of approximately $1,000,000, of which $300,000 was provided by and repaid to the Columbia Operating General Partners. Although the Columbia Operating General Partners have been conducting discussions with other potential credit enhancers and continue to explore alternatives in order to obtain a lower effective borrowing rate, there can be no assurance that the lender would approve any alternative utilization of such account, or that the Columbia Operating General Partners will procure suitable alternative financing.

Results of Operations

Year Ended December 31, 1998

During 1998, the Columbia Partnership and the Carrollton Partnership generated income from operating activities of approximately $2,884,000 and approximately $1,063,000, respectively. Mortgage principal payments during 1998 for the Columbia Partnership and the Carrollton Partnership were approximately $356,000 and approximately $120,000, respectively. In the case of the Columbia
Partnership, the maximum amount permitted to be deposited to the Operating Deficit Reserve ($500,000) was achieved during 1994; accordingly, no additional deposits to the Operating Deficit Reserve are required other than to maintain the account at a balance of $500,000. No amounts were utilized from the Operating Deficit Reserve during 1998. Deposits to the Pledged Cap Account and the Bond Retirement Escrow during 1998 were approximately $572,000 and approximately $213,000, respectively. Pursuant to the terms of the Columbia Partnership's mortgages, the lender is entitled to a credit enhancement fee of 2.5% per annum based on the outstanding loan balance. During 1998, the Columbia Partnership incurred $627,694 in connection with such fee. After considering the respective mandatory mortgage principal payments, required deposits to mortgage escrows and payments for the credit enhancement fee, among other things, the Complexes generated combined cash flow of approximately $304,000 during 1998. Any savings realized on the difference between the initial note rate on the Columbia Partnership's mortgages of 4.66% and the actual low floater rate (approximately 3.23% weighted average rate during 1998) are deposited into the Pledged Cap Account. To the extent the future cash flow generated by the Columbia Partnership is not utilized to fund the Operating Deficit Reserve or Pledged Cap Account, such cash flow, under the Citibank loan terms, will be deposited to the Bond Retirement Escrow to make additional mortgage principal payments. However, there can be no assurance that the level of cash flow generated by the Complexes in 1998 will continue in future years.

Results of operations improved in 1998 as compared to 1997. Financial expenses decreased as a result of costs being incurred in 1997 by the Columbia Partnership in connection with attempts to refinance its mortgages and savings realized from the decrease in the weighted average interest rate on the Columbia Partnership's mortgages from approximately 3.56% in 1997 to approximately 3.23% in 1998. Operating and maintenance expenses were higher during the year ended December 31, 1997 primarily due to scheduled maintenance in 1997. Taxes and insurance expenses increased in 1998 due primarily to an increase in the Columbia Partnership's real estate taxes, which includes charges for 1997 taxes not billed until 1998, net of a refund of certain prior years' taxes. Based on the current assessment of the Columbia Property, annual real estate taxes of the Columbia Partnership have increased by approximately $300,000. Interest revenue for the year ended December 31, 1998 is comparable to the year ended December 31, 1997 and was generated primarily from Partnership deposits and escrows established in connection with the Columbia Partnership's mortgages.

As of December 31, 1998, the occupancy of Fieldpointe Apartments was approximately 95% and the occupancy of The Westmont was approximately 100% as to both residential units and commercial space. The future operating results of the Complexes will be extremely dependent on market conditions and therefore may be subject to significant volatility. The Complexes are generally in good physical condition and are being managed by experienced management companies.

Year Ended December 31, 1997

During 1997, the Columbia Partnership and the Carrollton Partnership generated income from operating activities of approximately $3,003,000 and approximately $949,000, respectively. Mortgage principal payments during 1997 for the Columbia Partnership and the Carrollton Partnership were approximately $758,000 and approximately $113,000, respectively. Deposits to the Pledged Cap Account and the Bond Retirement Escrow during 1997 were approximately $439,000 and approximately $252,000, respectively. During 1997, the Columbia Partnership incurred $582,229 in connection with the lender credit enhancement fee. After considering the respective mandatory mortgage principal payments, required deposits to mortgage escrows, accelerated principal payments on the Columbia Mortgages and payments for the credit enhancement fee, among other things, the Complexes generated combined cash flow of approximately $161,000 during 1997.

Although the Complexes generated cash flow during 1997, results of operations declined as compared to 1996 primarily as a result of (i) the commencement of the credit enhancement fee in connection with the Columbia Partnership's mortgages (on February 1, 1997), (ii) costs incurred by the Columbia Partnership in connection with attempts to refinance its mortgages and (iii) an increase in the weighted average interest rate on the Columbia Partnership's mortgages from approximately 3.29% to approximately 3.56%. Operating and maintenance expenses increased for the year ended December 31, 1997 primarily due to scheduled maintenance. Interest revenue for the year ended December 31, 1997 is comparable to the year ended December 31, 1996 and was generated primarily from Partnership deposits and escrows established in connection with the Columbia Partnership's mortgages. As of December 31, 1997, the occupancy of Fieldpointe Apartments was approximately 98% and the occupancy of The Westmont was approximately 99% as to residential units and 100% as to commercial space.

Year Ended December 31, 1996

During 1996, the Columbia Partnership and the Carrollton Partnership generated income from operating activities of approximately $2,838,000 and approximately $961,000, respectively. Deposits to the Pledged Cap Account and the Bond
Retirement Escrow during 1996 were approximately $439,000 and approximately $712,000, respectively. Mortgage principal payments during 1996 for the Columbia Partnership and the Carrollton Partnership were approximately $1,162,000 and approximately $106,000, respectively, which amount for the Columbia Partnership includes $800,000 of additional payments from the Bond Retirement Escrow. After considering the respective mandatory mortgage principal payments, required deposits to mortgage escrows and accelerated principal payments on the Columbia Mortgages, among other things, the Complexes generated combined cash flow of approximately $259,000 during 1996.

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

Adoption of Accounting Standards

The Partnership has adopted Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenue, expenses, gains and losses) in the financial statements and requires that all such items required to be recognized as components of comprehensive income be reported and displayed with the same prominence as items in other financial statements. The adoption of SFAS No. 130 has had no impact on the Partnership's consolidated financial statements.

The Partnership has adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for reporting information about operating segments and related disclosures about products and services, geographic areas and major customers. The Partnership is in one business segment and follows the requirements of SFAS No.131.

Year 2000 Compliance

The inability of computers, software and other equipment utilizing microprocessors to recognize and properly process data fields containing a two digit year is commonly referred to as the year 2000 compliance ("Y2K") issue. As the year 2000 approaches, such systems may be unable to accurately process certain data-based information. Many businesses may need to upgrade existing systems or purchase new ones to correct the Y2K issue. The total cost associated with Y2K implementation is not expected to materially impact the Partnership's financial position or results of operations in any given year. However, there can be no assurance that the systems of other entities on which the Partnership relies, including Carrollton and Columbia which report to the Partnership on a periodic basis for the purpose of the Partnership's reporting to its investors, will be timely converted. There can be no assurance that a failure to convert by another entity would not have a material adverse impact on the Partnership.

Item 7A     Quantitative and Qualitative Disclosures About Market Risk

The Partnership has market risk sensitivity with regard to financial instruments concerning potential interest rate fluctuations in connection with the low floater rates associated with the COlumbia Partnership's mortgages.
Accordingly, an increase in the low-floater interest rates could have a material adverse impact on the Partnership's results of operations.

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

                              The WRC General Partner


The directors and officers of the WRC General Partner set forth below:

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

      Name                  Age     Office
      Richard Paul Richman  51      President and Director

      Robert H. Wilder, Jr. 53      Executive Vice President, Secretary,
                                     Treasurer and Director

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

      Name                  Age     Office
      Doreen D. Odell       39      President & Chief Financial Officer

      Joan B. Berkowitz     39      Vice President


     Doreen D. Odell is Senior Vice  President of Lehman  Brothers  Inc. and has
worked with its Diversified Asset Group since June 1988. Ms. Odell graduated Phi
Beta  Kappa and  received a B.A.  in  Economics  summa cum laude from  Wellesley
College  in 1981.  She  received  a M.S.  in Real  Estate  Development  from the
Massachusetts  Institute of Technology in 1986. Prior to joining Lehman Brothers
Inc.,  Ms. Odell was involved in real estate  development in both the public and private  sectors.  As a  development  manager  with  N.Y.C.  Public  Development
Corporation,  she structured  joint ventures with private  developers.  She also
worked  with  a  private  development  company,   The  Harborside   Corporation,
evaluating real estate investments and development  projects.  From 1981 through
1984,  Ms. Odell was a  construction  loan officer with  Manufacturer's  Hanover
Trust Company.

Joan B. Berkowitz is a Vice President of Lehman Brothers Inc. and is responsible for investment management of retail, commercial and residential real estate within its Diversified Asset Group. Ms. Berkowitz joined Lehman
Brothers Inc. in May 1986 as an accountant in its Realty  Investment Group. From
October  1984 to May 1986,  she was an  Assistant  Controller  to the  Patrician
Group.  From  November  1983 to October  1984,  she was employed by  Diversified
Holdings Corporation.  From September 1981 to November 1983, she was employed by
Deloitte Haskins & Sells. Ms. Berkowitz, a Certified Public Accountant, received a B.S. degree from Syracuse Univerity in 1981.

                             The L/WRC General Partner

The directors and officers of the L/WRC General Partner are as follows:

      Name                          Office
      Doreen D. Odell               President and Director

      Richard Paul Richman          Executive Vice President, Secretary,
                                      Treasurer and Director

Ms.Odell's biography is included above under the Lehman General Partner. Mr. Richman's biography is included above under the WRC General Partner.


Item 11  Executive Compensation

The Partnership is not required to pay the officers, directors or partners of the General Partners any direct compensation and no such compensation was paid during the fiscal year ended December 31, 1998.




Item 12  Security Ownership of Certain Beneficial Owners and Management

     a) No person or group is known by the Partnership to be the owner of record of more than 5% of the outstanding units as of December 31, 1998.

     b) Security ownership by the General Partners is as follows:

                                                            Percentage of
                                           Amount and        Outstanding
                                           Nature of           General
                                           Beneficial         Partners'
 Title of Class  Name of Beneficial Owner   Ownership         Interest*
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

   An affiliate of Wilder Richman Resources Corporation filed a tender offer dated July 24, 1998, offering to acquire up to 394,000 Units of limited partnership interest at $6.50 per Unit. The offering price was increased to $7 per Unit on August 7, 1998 and the offer expired, as extended, on August 31, 1998. 40,961 Units were tendered in connection with the offer, representing approximately 4.2% of the outstanding Units of limited partnership interest.

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

Item 13  Certain Relationships and Related Transactions with Management

The General Partners and their affiliates are entitled to receive certain compensation, fees and reimbursements of expenses. The Partnership incurred investor services fees in the amount of $98,437, of which $84,349 is payable to an affiliate of the General Partners for the year ended December 31, 1998.
Information regarding such compensation is set forth under the heading "Compensation And Fees To General Partners And Affiliates" at pages 13 through 19 of the Prospectus, which is incorporated herein by reference.

The financial interests in Registrant of the General Partners and Special Limited Partner are set forth under the heading "Profits, Losses and Distributions" at pages 64 through 67 of the Prospectus, which is incorporated herein by reference.

The taxable loss generated by Registrant during the year ended December 31, 1998 allocated to each of the General Partners was approximately $200.

Transactions with Affiliates of Management

     Wilder Richman Management Corp. ("WRMC"), an affiliate of certain General Partners, is the managing agent of Fieldpointe Apartments. In connection with these services, WRMC earned management and reporting fees of $89,958 in 1998.

Indebtedness of Management

No officer or director of the General Partners or any affiliate of the foregoing was indebted to Registrant at any time during the fiscal year ended December 31, 1998.

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

     (25) Power of Attorney, incorporated by reference to Exhibit 25 of Form S-11.

     (28)  Market   Analysis  dated   February  1,  1985  of  REDE   Associates,
           incorporated by reference to Exhibit 28 of Form S-11.


Other Exhibits

(b)        Reports on Form 8-K

No reports on Form 8-K were filed during the last quarter of the fiscal year ended December 31, 1998.

                                    SIGNATURES



      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized on the 31st day of March, 1999.


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

                         DECEMBER 31, 1998, 1997 AND 1996




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


   Consolidated Statements Of Cash Flows                         F-7


   Notes To Consolidated Financial Statements                    F-8


                            INDEPENDENT AUDITORS' REPORT



      To the Partners
      Secured Income L.P. and Subsidiaries

            We have audited the consolidated balance sheets of Secured Income L.P. and Subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, partners' deficit and cash flows for each of the three years ended December 31, 1998. These Consolidated financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

            In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Secured Income L.P. and Subsidiaries as of December 31, 1998 and 1997, and the results of their operations, changes in their partners' deficit and their cash flows for each of the three years ended December
      31, 1998, in conformity with generally accepted accounting principles.




                                  By:  /s/ Reznick Fedder & Silverman

      Bethesda, Maryland
      March 16, 1999



                        SECURED INCOME L.P. AND SUBSIDIARIES

                            CONSOLIDATED BALANCE SHEETS
                             DECEMBER 31, 1998 AND 1997





                                  Notes             1998              1997
                              ------------   ----------------     ------------

ASSETS

Property and equipment,
net of accumulated
  depreciation                     3,6        $ 28,285,988       $  29,708,923

Cash and cash equivalents         9,11           1,885,257           1,317,457
Restricted assets and
funded reserves                  5,6,11          3,944,319           4,280,585
Tenant security deposits                           490,656             466,609
Investment in guaranteed
investment contract               2,11                                  19,499
Interest and accounts receivable   11               71,081              91,297

Prepaid expenses                                   563,130             437,833

Intangible assets, net of
accumulated amortization           4             1,718,523           1,826,991

                                             $  36,958,954       $  38,149,194


LIABILITIES AND PARTNERS' DEFICIT

Liabilities

   Mortgages payable              6,9        $  33,973,813       $  34,449,756
   Accounts payable and
   accrued expenses                                122,888             395,028

  Tenant security deposits
     payable                                       490,116             460,182

  Due to general partners
     and affiliates                7             3,865,581           4,109,214
  Deferred revenue                                 140,460             152,414
                                          ----------------      ---------------

                                                38,592,858          39,566,594


Commitments and contingencies   6,7,9

Partners' deficit                 8

  Limited partners
     (984,369 units issued
     and outstanding)                                 -                      -
  General partners                              (1,633,904)         (1,417,400)
                                            --------------     ---------------

                                                (1,633,904)        (1,417,400)


                                             $  36,958,954      $  38,149,194
                                             =============      =============











                  See notes to consolidated financial statements.


                        SECURED INCOME L.P. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF OPERATIONS
                    YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996





                        Notes             1998         1997         1996
                     ------------    ------------  ------------  -----------

REVENUE

Rental                               $ 6,830,701   $ 6,584,435   $6,227,870
Interest                                 204,262       174,393      169,896
Other                                     43,436        28,333       36,932

TOTAL REVENUE                          7,078,399     6,787,161    6,434,698
                                    ------------  ------------    ---------


EXPENSES

Administration and
management                7              747,937       702,416      774,264
Operating and maintenance              1,144,623     1,232,640    1,060,253
Taxes and insurance                    1,335,198       971,805      891,180
Financial               6,7            2,305,697     2,692,516    1,764,812
Depreciation and
  amortization          3,4            1,761,448     1,784,057    2,013,710
                                    -------------  ------------  ----------

TOTAL EXPENSES                         7,294,903     7,383,434    6,504,219
                                   -------------  ------------  -----------

NET LOSS                            $   (216,504)   $ (596,273)  $  (69,521)
                                    ============  ============   ==========



NET LOSS ATTRIBUTABLE TO

  General partners       8           $ (216,504)   $  (596,273)  $   (69,521)
  Limited partners       8                   -              -            -
                                  -------------    -----------  -----------


                                   $   (216,504)   $  (596,273) $   (69,521)
                                   ============   ============   ==========

NET LOSS ALLOCATED PER UNIT
   OF LIMITED PARTNERSHIP
   INTEREST              8          $       -          $     -     $      -
                                      =======       ============   ========


Weighted number of
units outstanding                      984,369          984,369    984,369









                   See notes to consolidated financial statements.



                        SECURED INCOME L.P. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF PARTNERS' DEFICIT
                    YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996





                                                          Limited      General
                                            Total        partners     partners

Partners' deficit,
December 31, 1995                     $   (751,606)     $       -   $  (751,606)

Net loss                                   (69,521)             -       (69,521)
                                    ---------------    -----------   ----------

Partners' deficit, December 31, 1996       (821,127)            -      (821,127)

Net loss                                   (596,273)            -      (596,273)
                                     -------------- -------------  -------------

Partners' deficit, December 31, 1997     (1,417,400)            -    (1,417,400)

Net loss                                   (216,504)            -      (216,504)
                                     -------------- ------------- --------------

Partners' deficit, December 31, 1998   $ (1,633,904)$           -  $ (1,633,904)
                                       ============ ============    ===========










                  See notes to consolidated financial statements.
                                      F-6



                        SECURED INCOME L.P. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                    YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                               1998          1997        1996
                                        -----------     ----------   ---------
 CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                 $ (216,504)    $ (596,273)  $ (69,521)

Adjustments to reconcile net loss
   to net cash provided
   by operating activities
       Depreciation and amortization      1,761,448      1,784,057   2,013,710

     Decrease (increase) in restricted
       assets and funded reserves           336,266         41,539   (834,186)

       Increase in tenant security
         deposits                           (24,047)       (15,208)   (26,931)

       Decrease (increase) in interest
         and accounts receivable             20,216        (24,203)    (9,235)
       Decrease (increase) in prepaid
         expenses                          (125,297)      (302,099)   289,779

       Decrease (increase) in intangible
         assets                             (35,197)        20,000    (20,000)
       Decrease (increase) in other assets                  34,708    (34,708)
       Increase (decrease) in accounts payable
         and accrued expenses              (293,927)       158,137    (11,418)

       Increase in tenant security
         deposits payable                    29,934          8,781     29,455

       Increase in due to general
         partners and affiliates             56,367        138,936    195,794
       Decrease in deferred revenue         (11,954)       (11,954)   (11,954)
                                       --------------  -----------  ----------


Net cash provided by operating activities 1,497,305      1,236,421  1,510,785
                                       ------------      ---------  ---------


CASH FLOWS FROM INVESTING ACTIVITIES

Principal proceeds from guaranteed
 investment contract                         19,499        73,086      65,809
Capital expenditures                        (72,815)      (17,674)   (187,733)
                                      -------------    ----------  ----------


Net cash provided by (used in)
  investing activities                      (53,316)      55,412     (121,924)
                                      -------------  -----------     --------

 CASH FLOWS FROM FINANCING ACTIVITIES

 Payments of principal on
   permanent financing                     (475,943)   (870,809)   (1,268,655)

 Payment of mortgage costs                 (100,246)
 Repayment of general partner advances     (300,000)


Net cash used in financing activities      (876,189)  (870,809)    (1,268,655)
                                        -------------     --------  ----------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                              567,800    421,024        120,206


Cash and cash equivalents at
  beginning of year                       1,317,457    896,433        776,227
                                     --------------  ------------  -----------


CASH AND CASH EQUIVALENTS AT
  END OF YEAR                           $ 1,885,257 $1,317,457     $  896,433
                                        =========== ===========     ==========


SUPPLEMENTAL INFORMATION

Financial expenses paid                   $ 2,365,523  $ 2,259,546   $ 1,471,566
                                          ===========  ===========   ===========





                  See notes to consolidated financial statements.

                        SECURED INCOME L.P. AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1998, 1997 AND 1996


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

Columbia Associates ("Columbia") was formed as a limited partnership on February 6, 1985 to acquire an interest in real property located in New York, New York and to construct and operate thereon a 163 unit apartment complex which also includes a parking garage and approximately 9,400 square feet of commercial space. The Partnership acquired a 98.9% limited partner interest in Columbia in December 1988. The complex operates under the name of The Westmont.

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

                        SECURED INCOME L.P. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                          DECEMBER 31, 1998, 1997 AND 1996

Note 1 - Organization and Summary of Significant Accounting Policies (continued)

Deferred Revenue

Deferred revenue consists of a fee received by Columbia for the extension of a parking garage lease which expires September 30, 2011. Such fee is being accreted to revenue over the lease term.

Leases

Tenant leases are treated as operating leases. Rental revenue is reported when earned and expenses are charged to operations as incurred.

Interest Revenue

Interest earned on the guaranteed investment contract has been recognized utilizing the effective interest method.

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

Net Loss per Unit of Limited Partnership Interest

Net loss per unit of limited partnership interest is calculated based upon the weighted average number of units outstanding, 984,369 for each of the years 1998, 1997 and 1996. Losses are allocated to limited partners until such time as the limited partners' equity reaches zero.

Adoption of Accounting Standards

The Partnership has adopted Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenue, expenses, gains and losses) in the financial statements and requires that all such items required to be recognized as components of comprehensive income be reported and displayed with the same prominence as items in other financial statements. The adoption of SFAS No. 130 has had no impact on the Partnership's consolidated financial statements.

The Partnership has adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for reporting information about operating segments and related disclosures about products and services, geographic areas and major customers. The Partnership is in one business segment and follows the requirements of SFAS No.131.

Note 2 - Guaranteed Investment Contract

In order to provide investor limited partners with a 7% guaranteed cash distribution through December 31, 1993 and to pay investor services fees for a prescribed period, the Partnership purchased guaranteed investment contracts upon each admission of limited partners. Proceeds from the guaranteed investment contracts were comprised of principal and interest such that the balances of the guaranteed investment contracts were fully amortized upon the expiration of their respective terms.



                        SECURED INCOME L.P. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                          DECEMBER 31, 1998, 1997 AND 1996

Note 2 - Guaranteed Investment Contract (continued)

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

Note 3 - Property and Equipment

Property and equipment as of December 31, 1998 and 1997 are summarized as follows:

                                                    1998            1997
                                             ------------------------------
      Land                                   $   6,057,940    $   6,057,940

      Buildings and improvements                36,623,572       36,573,381

      Furniture and equipment                    1,619,202        1,574,791
                                            --------------   --------------


                                                44,300,714       44,206,112

      Less accumulated depreciation             16,014,726       14,497,189
                                             -------------    -------------


                                              $ 28,285,988     $ 29,708,923
                                              ============     ============



Depreciation for the years 1998, 1997 and 1996 was $1,517,537, $1,537,334 and $1,527,885 respectively.


Note 4 - Intangible Assets

Intangible assets as of December 31, 1998 and 1997 are summarized as follows:

                                                     1998             1997
                                             -----------------------------

      Acquisition fees                        $    787,495     $    787,495

      Mortgage costs                             4,861,818        4,761,572

      Leasing costs                                255,656          220,459
                                             -------------    -------------


                                                 5,904,969        5,769,526

      Less accumulated amortization              4,186,446        3,942,535
                                              ------------     ------------


                                               $ 1,718,523      $ 1,826,991
                                               ===========      ===========


Amortization for the years 1998, 1997 and 1996 was $243,911, $246,723 and $485,825, respectively.

                        SECURED INCOME L.P. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                          DECEMBER 31, 1998, 1997 AND 1996

Note 5 - Restricted Assets and Funded Reserves

Restricted assets and funded reserves (see Note 6) as of December 31, 1998 and 1997 are summarized as follows:

                                                     1998            1997
                                             ----------------------------
       Escrows held by mortgage lenders       $    430,025     $    553,767

       Pledged cap account                       2,765,571        2,193,213
       Operating deficit reserve                   502,474          500,000

       Bond retirement escrow                      246,249           33,605
       Call premium collateral                                    1,000,000
                                       -------------------     ------------


                                               $ 3,944,319      $ 4,280,585
                                               ===========      ===========


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

On August 30, 1993, the Original Carrollton Mortgage was modified and refinanced through a 1993 series mortgage revenue bond issued by the City of Frederick, Maryland. The note was modified by reducing the interest rate from 9.5% to 8% for the period August 31, 1993 through June 30, 1994, then 6.09% per year through maturity in February 2028. The modified terms include the monthly payment of principal and interest of $74,734 from October 1, 1993 through July
1, 1994 and $60,900 from August 1, 1994 through maturity. The note is collateralized by the underlying value of the real estate plus other amounts on deposit with the lender. Pursuant to agreements, Carrollton is required to make monthly escrow deposits for taxes, insurance and replacement of project assets, and is subject to restrictions as to operating policies, rental charges, operating expenditures and distributions to partners. The balance of the mortgage payable at December 31, 1998 and 1997 is $9,959,661 and $10,079,919, respectively.

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

On May 27, 1993,  the Original  Columbia  Mortgages were modified (the "Modified
Columbia Mortgages"). Under the terms of the Modified Columbia Mortgages, based on the issuance of new tax-exempt bonds (which bear a floating interest rate, adjusted weekly), with an initial note rate of 4.66%, with required monthly principal amortization of $29,367. Pursuant to agreements, any savings realized on the difference between the 4.66% initial note rate and the actual low floater rate (approximately 3.23% and 3.56% weighted average rate during 1998 and 1997, respectively) were to be deposited in an account to be used to purchase an interest rate cap (the "Pledged Cap Account") by October 1996. The Columbia general partners had been conducting discussions with the lender in order to address other potential uses of such account, including utilizing such funds for costs in connection with a potential refinancing of the mortgages with another lender. During April 1998, the lender agreed to restructure the original terms concerning the Pledged Cap Account whereby the account may be utilized for potential debt service shortfalls (in the event the low floater rate is higher than the stated note rate of 4.66%), but not cause the Pledged Cap Account to decline

                                      F-11

                        SECURED INCOME L.P. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                          DECEMBER 31, 1998, 1997 AND 1996

Note 6 - Mortgages Payable (continued)

below a balance of $1,000,000. An interest rate cap may be purchased upon the Pledged Cap Account reaching such minimum threshold or in the event the low floater rate rises above 7% for 90 consecutive days or 7.5% for 30 consecutive days. In addition, the lender agreed to eliminate and reduce certain partner guarantees, thereby releasing certain restricted assets of approximately $1,000,000 (see discussion below), of which $300,000 was repaid to the Columbia general partners (see Note 7). The balance in the Pledged Cap Account is $2,765,571 and $2,193,213 as of December 31, 1998 and 1997, respectively (see
Note 5). Pursuant to agreements, Columbia is subject to restrictions as to operating policies, rental charges, operating expenditures and distributions to partners. The balance of the mortgages payable as of December 31, 1998 and 1997 is $24,014,152 and $24,369,837, respectively. The weighted average low floater rate for the period January 1, 1999 through February 28, 1999 was approximately 2.34%.

The Modified Columbia Mortgages further provide that any cash flow generated by Columbia above the note rate, servicing fees and principal amortization will be applied first to fund and maintain an interest-bearing operating deficit reserve account (the "Operating Deficit Reserve") until it accumulates to $500,000. Thereafter, such cash flow will be deposited into the Operating Deficit Reserve to the extent necessary to maintain a balance of $500,000 and then into a segregated account to be used to retire the underlying bonds (the "Bond Retirement Escrow") at the earliest possible dates in minimum denominations of $100,000 in excess of the scheduled principal amortization of approximately $352,000 per annum. Amounts deposited in the Operating Deficit Reserve will generally be utilized to fund operating deficits, pay for maintenance, repairs and replacements and to pay debt service and other amounts due under the loan documents. As of December 31, 1998 and 1997, the balance in the Operating Deficit Reserve is $502,474 and $500,000, respectively (see Note 5). During the years ended December 31, 1998 and 1997, deposits of approximately $213,000 and $252,000, respectively, were made to the Bond Retirement Escrow, with $400,000 utilized to accelerate the retirement of the debt in 1997. As of December 31, 1998 and 1997, the balance in the Bond Retirement Escrow is $246,249 and $33,605, respectively (see Note 5).

Because the bonds issued in connection with the Original Columbia Mortgages were redeemed voluntarily, Columbia was required to pay a prepayment premium in the amount of $1,590,658 (the "Call Premium"). Columbia paid for the costs of issuance of the new bonds, including the Call Premium, from the premium realized upon liquidation of a debt service reserve held by Citibank in connection with the Original Columbia Mortgages and, to the extent necessary, amounts were provided by the Columbia general partners under their operating deficit guarantee to Columbia. As a result of utilizing such debt service reserve, Citibank required the partners of Columbia (including the Partnership) to provide Citibank with letters of credit in the full amount of the Call Premium (the "Call Premium Letters of Credit"). In order to establish the Call Premium Letters of Credit, the Columbia general partners provided $900,000 (of which $600,000 was in the form of letters of credit and $300,000 was advanced to the Partnership) and the Partnership provided a letter credit in the amount of $1,000,000 (inclusive of the $300,000 advance) (collectively, the "Call Premium Collateral"). The Call Premium Letters of Credit were to be available to Citibank upon sale or refinancing (or an event of default) in the event available proceeds were not sufficient to pay in full all amounts due under the bonds or accrued and unpaid Citibank letter of credit fees (see below). In connection with the modification of the terms of the Pledged Cap Account (see discussion above) the Call Premium Letters of Credit were released by Citibank. However, Citibank will be entitled to draw first upon the Columbia general partners' guaranty of payment (in the amount of approximately $1,690,000) to pay any unpaid letter of credit fee (see discussion below). As of December 31, 1997, $1,000,000 was invested in interest bearing deposits which served as collateral for the Partnership's Call Premium Letter of Credit (see Note 5). The letters of credit in the amount of $600,000 which were provided directly by the Columbia general partners as described above are not reflected in the accompanying consolidated balance sheet as of December 31, 1997.

As part of the mortgage modification, Citibank agreed to extend its letter of credit from February 1997 to February 2003. Beginning February 1, 1997, Citibank is entitled to a letter of credit fee for providing credit support for the new bonds in the amount of 2.5% per annum of the outstanding principal balance of the new bonds, payable on a current or deferred basis at Columbia's option. Except as described above, the obligation to pay the letter of credit fee will be with full recourse as to the assets of Columbia, but without recourse to any of the partners, including the Partnership. If the letter of credit fee is not fully paid from available proceeds from the sale or refinancing of Columbia or the Columbia general partners' guaranty of payment, any such unpaid balance shall be deemed fully discharged and neither Columbia nor its partners shall have any further obligation with respect thereto. For the years ended December 31, 1998 and 1997, Columbia incurred a fee in connection with the Citibank letter of credit in the amount of $627,694 and $583,229, respectively, which fee is being paid currently on a monthly basis.



                        SECURED INCOME L.P. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                          DECEMBER 31, 1998, 1997 AND 1996

Note 6 - Mortgages Payable (continued)

Aggregate annual mandatory maturities on the Carrollton and Columbia Mortgages as of December 31, 1998 are as follows:

                      1999             $       480,188
                      2000                     488,192
                      2001                     496,696
                      2002                     505,733
                      2003                   1,388,336
                   Thereafter               30,614,668

                                          $ 33,973,813

The carrying amount of the mortgages approximates fair value.

Note 7 - Related Party Transactions

Due to general partners and affiliates as of December 31, 1998 and 1997 consists of cash advances and other payables as follows:
                                                           1998         1997
                                                   ---------------------------

      Carrollton general partners and their affiliates$   65,154      $ 65,154

      Columbia general partners and their affiliates
        (including accrued interest of $1,302,712
        and $1,126,066)                                3,033,392     3,156,746
      Wilder Richman Management Corp.                    201,597       201,600

      WRC-87A Corporation                                565,438       685,714
                                                   ------------- -------------


                                                     $ 3,865,581   $ 4,109,214
                                                     ===========   ===========


The management  agent for  Fieldpointe  Apartments is Wilder Richman  Management
Corp. ("WRMC"), an affiliate of one of the Carrollton general partners. During each of the three years ended December 31, 1998, WRMC was entitled to property management fees equal to 4% of residential income collected. In addition, WRMC was entitled to a reporting fee of $5 per unit per month for bookkeeping and reporting services. The maximum annual management and reporting fees may not exceed 5% of gross collections. Such fees of $89,958, $86,040 and $83,958 were charged to operations during 1998, 1997 and 1996, respectively. Accrued management and reporting fees as of December 31, 1998 and 1997 are $35,597 and $35,600, respectively.

The management agent for The Westmont is an affiliate of one of the Columbia general partners and receives property management fees calculated at 3.01% of rental income for 1998 and at the greater of 2% of rental income or $70,000 for 1997 and 1996. The charges to operations amounted to $146,837, $89,332 and $84,240 during 1998, 1997 and 1996, respectively.

WRC-87A Corporation, a general partner of the Partnership, is entitled to an annual investor services fee which is incurred by Columbia and Carrollton in the amounts of $80,072 and $18,365, respectively, and which is based on .5% of the gross proceeds from the offering of Partnership units allocable to each such investment. The fee is payable quarterly from cash flow and shall be adjusted annually by increases in the Consumer Price Index. To the extent that there is insufficient cash flow available to pay the investor services fee, the fee is payable only from distributions from the guaranteed investment contracts, which expired on January 15, 1994 and January 15, 1998 in the case of Carrolton and Columbia, respectively. The consolidated statements of operations include charges to operations for the investor services fee of $98,437, $80,072 and $98,437 in 1998, 1997 and 1996, respectively. These amounts are paid or payable to WRC-87A Corporation to the extent that such services are not provided by an independent third party. Amounts payable to WRC-87A Corporation as of December
31, 1998 and 1997, representing the unpaid investor services fee for the year, were $84,349 and $65,873, respectively. The Partnership paid WRC-87A Corporation
$265,000 during 1998 for investor services fees incurred in prior years.

                        SECURED INCOME L.P. AND SUBSIDIARIES

                          DECEMBER 31, 1998, 1997 AND 1996

Note 7 - Related Party Transactions (continued)

The sole shareholder of an affiliate of one of the Carrollton general partners provided debt financing for the capitalization of LaMere Associates, Inc. ("LaMere"). In connection with such debt financing, the shareholder received 20% of the stock of LaMere. LaMere was paid premiums in connection with property, workers compensation, liability and umbrella insurance coverage provided to Carrollton. In connection with such insurance coverage, Carrollton incurred $41,359, $45,864 and $47,303 in premiums for the years ended December 31, 1998, 1997 and 1996, respectively.

During 1998 and 1997, Columbia paid an affiliate a fee of $60,750 and $183,750, respectively, for services rendered in connection with the modification of the terms of the Pledged Cap Account (see Note 6) and an attempted mortgage refinancing, respectively. During 1998 and 1996, Columbia incurred and paid $43,121 and $20,779, respectively, in connection with repair services provided by an affiliate of one of its general partners.

Pursuant to an operating deficit guarantee agreement dated December 21, 1988, the Columbia general partners guaranteed to loan to Columbia any funds required to satisfy its operating deficits, if any, up to $2,000,000. As of December 31, 1998 and 1997, loans of $1,700,680 and $2,000,680, respectively, remain payable by Columbia. The loans, with the exception of $300,000 as of December 31, 1997, bear interest at Chase Manhattan Bank's prime rate plus 2% (10.25% at December 31, 1998) in accordance with the terms of the Columbia partnership agreement. In connection with the modification of the terms of the Pledged Cap Account (see
Note 6), $300,000 was repaid to the Columbia general partners during 1998. The amount of interest charged to operations during 1998, 1997 and 1996 was $176,646, $177,634 and $174,731, respectively. Accrued interest as of December 31, 1998 and 1997 is $1,302,712 and $1,126,066, respectively. Such loans are repayable from Columbia cash flow, subject to the terms of the Modified Columbia Mortgages.

Columbia is  obligated in the amount of $30,000 as of December 31, 1998 and 1997
to  certain  of  its  partners  for  development  advances.   The  advances  are
non-interest bearing, unsecured and due on demand.

Carrollton owes WRMC $166,000 as of December 31, 1998 and 1997 for prior years' operating advances. Carrollton also owes its general partners and affiliates $65,154 as of December 31, 1998 and 1997 for various advances. All such advances are unsecured, non-interest bearing and payable from Carrollton cash flow.

Management believes it is not practicable to estimate the fair value of the loans and advances from related parties because loans and advances with similar characteristics are not currently available to the Partnership, Columbia and Carrollton.


Note 8 - Partners' Deficit

Partnership Allocation

Profits and losses of the Partnership are allocated 1% and 99% to the general partners and limited partners, respectively, until such time as the limited partners' capital reaches zero, after which all losses are allocated to the general partners.

Partnership Distributions

In accordance with the respective partnership agreements, to the extent that Carrollton and Columbia generate net operating cash flow in any year at a level sufficient, when distributed to the Partnership, to enable the Partnership to satisfy the allocable portion of the limited partners' 8% preferred return for such year without utilizing amounts generated from the guaranteed investment contracts, the excess amounts generated from the guaranteed investment contracts would be paid or distributed to the general partners of Carrollton and/or Columbia, whichever generate(s) such level(s) of operating cash flow. No such excess distributions were generated during the term of the guaranteed investment contract periods (see Note 2). Due to restrictions concerning distributions from operating cash flow of Columbia (see Note 6), there were no cash distributions from Columbia in 1998 and 1997.



                        SECURED INCOME L.P. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                          DECEMBER 31, 1998, 1997 AND 1996


Note 9 - Commitments and Contingencies

Long-term Leases

The commercial  space and parking garage at Columbia are leased to tenants under the terms of  noncancellable  operating leases expiring on various dates through
September 30, 2011.  Future minimum rental  payments as of December 31, 1998 are as follows:
                             1999              $    695,000
                             2000                   680,000
                             2001                   526,000
                             2002                   544,000
                             2003                   475,000
                         Thereafter               3,262,000

                                                $ 6,182,000

Income recognized under the garage and commercial space for the years 1998, 1997 and 1996 was $692,983, $758,473 and $716,277, respectively.

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

Concentration of Credit Risk

As of December 31, 1998, the Partnership has $1,303,556 in cash and cash equivalents which are deposited in interest-bearing accounts with an institution which is not insured by the Federal Deposit Insurance Corporation ("FDIC"). As of December 31, 1998, Carrollton has $161,996 in excess of FDIC insurance limits at one bank.





                        SECURED INCOME L.P. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                          DECEMBER 31, 1998, 1997 AND 1996

Note 10 - Reconciliation of Taxable Income (Loss) and Bases of Assets

A  reconciliation  of the financial  statement net loss to the income tax income
(loss) of the  Partnership  for each of the years ended December 31, 1998,  1997 and 1996 is as follows:


                                              1998          1997        1996
                                         -------------------------------------
Financial statement net loss            $  (216,504)   $  (596,273) $  (69,521)


Excess depreciation for income tax purposes
  based on estimated useful life           (266,599)      (267,751)   (241,484)


Excess depreciation for financial reporting
  purposes due to purchase accounting
  treatment                                 436,460        438,491     405,607

Deferred revenue                            (11,954)       (11,954)    (14,627)


Amortization of start-up costs and
  construction period interest and taxes        192            224         256


Accrual of related party expense items
  not deductible until paid for tax purposes
  under Internal Revenue Code Section 267    10,083        137,970     240,702


Amounts allocated to other partners of
  Carrollton and Columbia                   (15,366)          4,321    (11,622)
                                     -------------- ---------------------------


Income (loss) as shown on tax return $      (63,688)  $   (294,972) $  309,311
                                     ==============   ============  ==========


A reconciliation of the financial statement carrying amount of total assets to the tax basis as of December 31, 1998 and 1997 is as follows:

                                                    1998               1997
                                           ---------------------- ------------
Financial statement carrying amount of assets $  36,958,954    $  38,149,194

Difference which consists principally of the
      utilization of purchase accounting for financial
      statement purposes                        (14,348,641)     (14,394,766)
                                              ------------- --------------

Tax basis of assets                           $  22,610,313    $  23,754,428
                                              =============    =============



                        SECURED INCOME L.P. AND SUBSIDIARIES

                          DECEMBER 31, 1998, 1997 AND 1996

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

Interest and Accounts Receivable

The carrying amount approximates fair value due to the shore-term nature of the receivable.

The estimated fair values of the Partnership's financial instruments as of December 31, 1998 and 1997 are disclosed elsewhere in the financial statements.