Form 10-Q
period 1999-03-31
SECURED INCOME L P
filed 1999-05-17
CIK 804217

SECURITIES AND EXCHANGE COMMISSION
                                 Washington, DC
                           -------------------------

                                    FORM 10-Q



  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

                                       OR

_____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to


                         Commission file number 0-17412

                               Secured Income L.P.
             (Exact name of Registrant as specified in its charter)


                 Delaware                              06-1185846
State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization                      Identification No.)

599 West Putnam Avenue                                    06830
Greenwich, Connecticut                                   Zip Code
(Address of principal executive offices)


Registrant's telephone number, including area code:  (203) 869-0900


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.


Yes     X      No



                      SECURED INCOME L.P. AND SUBSIDIARIES

                         Part I - Financial Information


Table of Contents
Item 1  Financial Statements                                     Page

        Consolidated Balance Sheets as of March 31, 1999
           (Unaudited) and December 31, 1998                      3

        Consolidated Statements of Operations for the
           three months ended March 31, 1999 and 1998
           (Unaudited)                                           4

        Consolidated Statements of Cash Flows for the
           three months ended March 31, 1999 and 1998
           (Unaudited)                                           5

        Notes to Consolidated Financial Statements as
           of March 31, 1999 (Unaudited)                         6


Item 2  Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                 7

                                       2



                      SECURED INCOME L.P. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS




                                           March 31, 1999        December 31,
                                             (Unaudited)            1998
ASSETS

Property and equipment (net of accumulated
  depreciation of $16,394,134 and
  $16,014,726)                              $ 27,906,580       $ 28,285,988
Cash and cash equivalents                      1,930,797          1,885,257
Restricted assets and funded reserves          4,645,496          3,944,319
Tenant security deposits                         497,189            490,656
Interest and accounts receivable                  63,272             71,081
Prepaid expenses                                 278,670            563,130
Intangible assets, net of accumulated
 amortization                                  1,662,179          1,718,523
                                            ---------------     -----------

                                            $ 36,984,183       $ 36,958,954
                                            ============       ============


LIABILITIES AND PARTNERS' DEFICIT

Liabilities

  Mortgages payable                         $ 33,854,490       $ 33,973,813
  Accounts payable and accrued expenses          196,162            182,942
  Tenant security deposits payable               498,412            490,116
  Due to general partners and affiliates       3,869,138          3,805,527
  Deferred revenue                               140,460            140,460

                                              38,558,662         38,592,858

Partners' deficit

  Limited partners' equity                           -                  -
  General partners' deficit                   (1,574,479)        (1,633,904)
                                           -------------      -------------

                                              (1,574,479)        (1,633,904)

                                            $ 36,984,183       $ 36,958,954
                                            ============       ============













               See notes to consolidated financial statements.
                                       3



                      SECURED INCOME L.P. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (Unaudited)




                                                  1999              1998
                                  ------------------------    --------------
REVENUE

Rental                                       $ 1,779,454        $ 1,672,742

Interest                                          16,715             31,668
                                          --------------     --------------


TOTAL REVENUE                                  1,796,169          1,704,410
                                            ------------       ------------



EXPENSES

Administrative and management                    200,873            168,750

Operating and maintenance                        247,269            279,382

Taxes and insurance                              317,241            242,827

Financial                                        535,609            584,342

Depreciation and amortization                    435,752            435,181
                                             -----------      -------------


TOTAL EXPENSES                                 1,736,744          1,710,482
                                             -----------       ------------

NET INCOME (LOSS)                           $     59,425     $       (6,072)
                                            ============     ==============



NET INCOME (LOSS) ATTRIBUTABLE TO

  Limited partners                             $     -           $       -

  General partners                                59,425             (6,072)
                                          --------------    ---------------


                                            $     59,425     $       (6,072)
                                            ============     ==============



NET INCOME (LOSS) ALLOCATED PER UNIT OF
 LIMITED PARTNERSHIP INTEREST            $           -     $              -
                                         ===============    ================












               See notes to consolidated financial statements.
                                       4


                      SECURED INCOME L.P. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (Unaudited)




                                                      1999             1998
                                      ---------------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)                             $     59,425    $      (6,072)

Adjustments to reconcile net income (loss)
     to net cash provided by (used in)
     operating activities
    Depreciation and amortization                  435,752          435,181

    Increase in restricted assets and
     funded reserves                              (701,177)        (501,276)
    Decrease (increase) in tenant security deposits (6,533)           5,240
    Decrease in interest and accounts receivable     7,809            5,623

    Decrease in prepaid expenses                   284,460          211,585

    Increase (decrease) in accounts payable and
     accrued expenses                               13,220         (217,459)
    Increase in tenant security deposits payable     8,296            2,409

    Increase in due to general partners and
     affiliates                                     63,611           44,810

    Increase in deferred revenue                                        505


Net cash provided by (used in) operating activities    164,863       (19,454)
                                                   -------------------------



CASH FLOWS FROM INVESTING ACTIVITIES

Principal proceeds from guaranteed investment contract               19,499

Net cash provided by investing activities                            19,499
                                                              -------------



CASH FLOWS FROM FINANCING ACTIVITIES

Payments of principal on permanent financing      (119,323)        (117,484)
                                               -----------      -----------


Net cash used in financing activities             (119,323)        (117,484)
                                               -----------      -----------



NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                  45,540         (117,439)


Cash and cash equivalents at beginning
  of period                                      1,885,257        1,317,457
                                                ------------   ------------


CASH AND CASH EQUIVALENTS AT END OF PERIOD     $ 1,930,797      $ 1,200,018
                                               ===========      ===========



SUPPLEMENTAL INFORMATION

Financial expenses paid                       $    491,447     $    526,574
                                              ============     ============


               See notes to consolidated financial statements.
                                       5

                      SECURED INCOME L.P. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (Unaudited)



1. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The results of operations are impacted significantly by the results of operations of the Carrollton and Columbia Partnerships, which is provided on an unaudited basis during interim periods. Accordingly, the accompanying consolidated financial statements are dependent on such unaudited information. In the opinion of the General Partners, the consolidated financial statements include all adjustments necessary to reflect fairly the results of the interim periods presented. All adjustments are of a normal recurring nature. No significant events have occurred subsequent to December 31, 1998 and no material contingencies exist which would require additional disclosure in the report under Regulation S-X, Rule 10-01 paragraph A-5.

   Certain amounts have been reclassified to conform to the current period presentation.

   The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the entire year.

2. Additional information, including the audited December 31, 1998 Consolidated Financial Statements and the Summary of Significant Accounting Policies, is included in Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 on file with the Securities and Exchange Commission.

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

The Partnership is not expected to have access to additional sources of financing. Accordingly, if unforeseen circumstances arise that cause an Operating Partnership to require capital in addition to that contributed by the Partnership and any equity of the Operating General Partners, potential sources from which such capital needs will be able to be satisfied (other than reserves) would be additional equity contributions of the Operating General Partners or other equity reserves, if any, which could adversely affect the distribution from the Operating Partnerships to the Partnership of operating cash flow and sale or refinancing proceeds. Prior to the modification of the mortgages of the respective Operating Partnerships during 1993, the rents generated by the Operating Partnerships were generally not sufficient to fully cover the operating expenses and debt service requirements of the Operating Partnerships. Although the Operating Partnerships were successful in refinancing their respective mortgages with significantly lower mandatory payment terms, certain restrictions were placed on the respective Operating Partnerships in connection with distributions, among other things. Prior to the refinancings, the respective Operating General Partners provided funds necessary to cover operating deficits in the form of advances and fee deferrals; however, there can be no assurance that the respective Operating General Partners would provide additional funds to the extent they may be needed. The General Partners do not anticipate significant cash flow distributions from the properties given the restrictions on cash flow distributions of the Columbia Partnership resulting from the restructuring of its refinancing in 1993.

During the three months ended March 31, 1999, as a result of the cash flows generated by the operations of the Complexes, cash and cash equivalents increased by approximately $46,000 and restricted assets and funded reserves increased by approximately $701,000. Mortgages payable decreased due to principal amortization of approximately $119,000. Due to general partners and affiliates increased primarily as a result of the accrual of interest on advances provided by the Columbia Operating General Partners and the accrual of investor services fees. Property and equipment decreased by approximately $379,000 due to depreciation, while intangible assets decreased by approximately $56,000 due to amortization. Property and equipment and intangible assets are expected to decrease annually as the cost of these assets is allocated to future periods over their remaining lives. Prepaid expenses decreased in the ordinary course of operations. In the case of the Columbia Partnership, the maximum amount permitted to be deposited to the Operating Deficit Reserve ($500,000) was achieved during 1994; accordingly, no additional deposits to the Operating Deficit Reserve are required other than to maintain the account at a balance of $500,000.

     As of March 31, 1999, the balance in the Columbia Partnership's Pledged Cap Account (see discussion below) is approximately $2,945,000. Although, the original outside date for the Pledged Cap Account to be utilized for its intended purpose was October 31, 1996, the lender agreed to restructure the original terms concerning the Pledged Cap Account whereby the account may be utilized for potential debt service shortfalls (in the event the low floater rate is higher than the stated note rate of 4.66%), but not cause the Pledged Cap Account to decline below a balance of $1,000,000. An interest rate cap may be purchased upon the Pledged Cap Account reaching such minimum threshold or in the event the low floater rate rises above 7% for 90 consecutive days or 7.5% for 30 consecutive days. Although the Columbia Operating General Partners have been conducting discussions with other potential credit enhancers and continue to explore alternatives in order to obtain a lower effective borrowing rate, there can be no assurance that the lender would approve any alternative utilization of such account, or that the Columbia Operating General Partners will procure suitable alternative financing.

Results of Operations

Three Months Ended March 31, 1999

     During the three months ended March 31, 1999, the Columbia Partnership and the Carrollton Partnership generated income from operating activities of approximately $797,000 and approximately $271,000, respectively. Mortgage principal payments during the period for the Columbia Partnership and the Carrollton Partnership were approximately $88,000 and approximately $31,000, respectively. No amounts were utilized from the Operating Deficit Reserve during the three months ended March 31, 1999. Deposits to the Pledged Cap Account and the Bond Retirement Escrow during the period were approximately $180,000 and approximately $14,000, respectively. Pursuant to the terms of the Columbia Partnership's mortgages, the lender is entitled to a credit enhancement fee of 2.5% per annum based on the outstanding loan balance. During the three months ended March 31, 1999, the Columbia Partnership incurred approximately $154,000 in connection with such fee. After considering the respective mandatory mortgage principal payments, required deposits to mortgage escrows and payments for the credit enhancement fee, among other things, the Complexes generated combined cash flow of approximately $235,000 during the three months ended March 31,
     1999. Any savings realized on the difference between the initial note rate on the Columbia Partnership's mortgages of 4.66% and the actual low floater rate (approximately 2.47% weighted average rate during the period) are deposited into the Pledged Cap Account. To the extent the future cash flow generated by the Columbia Partnership is not utilized to fund the Operating Deficit Reserve or Pledged Cap Account, such cash flow, under the Citibank loan terms, will be deposited to the Bond Retirement Escrow to make additional mortgage principal payments. However, there can be no assurance that the level of cash flow generated by the Complexes during the three months ended March 31, 1999 will continue in future years.

Results of operations improved for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998. Financial expenses decreased primarily as a result of a decrease in the weighted average interest rate on the Columbia Partnership's mortgages from approximately 3.11% during the three months ended March 31, 1998 to approximately 2.47% during the three months ended March 31, 1999. Taxes and insurance expenses increased for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998 due primarily to an increase in the Columbia Partnership's real estate taxes.

As of March 31, 1999, the occupancy of Fieldpointe Apartments was approximately 97% and the occupancy of The Westmont was approximately 99% as to residential units and 100% as to commercial space. The future operating results of the Complexes will be extremely dependent on market conditions and therefore may be subject to significant volatility. The Complexes are generally in good physical condition and are being managed by experienced management companies.

Three Months Ended March 31, 1998

     During the three months ended March 31, 1998, the Columbia Partnership and the Carrollton Partnership generated income from operating activities of approximately $763,000 and approximately $242,000, respectively. Mortgage principal payments during the period for the Columbia Partnership and the Carrollton Partnership were approximately $88,000 and approximately $29,000, respectively. Deposits to the Pledged Cap Account and the Bond Retirement Escrow during the period were approximately $125,000 and approximately $29,000, respectively. During the three months ended March 31, 1998, the Columbia Partnership incurred approximately $158,000 in connection with the credit enhancement fee. After considering the respective mandatory mortgage principal payments, required deposits to mortgage escrows and payments for the credit enhancement fee, among other things, the Complexes generated combined cash flow of approximately $201,000 during the three months ended March 31, 1998.

Although the Complexes generated cash flow during the three months ended March 31, 1998, results of operations declined as compared to the three months ended March 31, 1997 primarily as a result of the commencement of the credit enhancement fee in connection with the Columbia Partnership's mortgages (on February 1, 1997). Operating and maintenance expenses decreased for the three months ended March 31, 1998 primarily due to scheduled maintenance expenditures in 1997. As of March 31, 1998, the occupancy of Fieldpointe Apartments was approximately 99% and the occupancy of The Westmont was approximately 98% as to residential units and 100% as to commercial space.

Year 2000 Compliance

The inability of computers, software and other equipment utilizing microprocessors to recognize and properly process data fields containing a two digit year is commonly referred to as the year 2000 compliance ("Y2K") issue. As the year 2000 approaches, such systems may be unable to accurately process certain data-based information. Many businesses may need to upgrade existing systems or purchase new ones to correct the Y2K issue. The total cost associated with Y2K implementation is not expected to materially impact the Partnership's financial position or results of operations in any given year. However, there can be no assurance that the systems of other entities on which the Partnership relies, including Carrollton and Columbia which report to the Partnership on a periodic basis for the purpose of the Partnership's reporting to its investors, will be timely converted. There can be no assurance that a failure to convert by another entity would not have a material adverse impact on the Partnership.
                                       8

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



SECURED INCOME L.P.




By:  Wilder Richman Resources Corporation


General Partner



Date:  May 17, 1999                         /s/ Richard Paul Richman
                                            ----------------------------
                                            Richard Paul Richman
                                            President, Chief Executive Officer
                                            and Director