Form 10-Q
period 1999-06-30
SECURED INCOME L P
filed 1999-08-12
CIK 804217

SECURITIES AND EXCHANGE COMMISSION
                                 Washington, DC


                                    FORM 10-Q



 (Mark One)
[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ---     EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ---     EXCHANGE ACT OF 1934

For the transition period from             to
                               ------------  ------------


                         Commission file number 0-17412

                               Secured Income L.P.
             (Exact name of Registrant as specified in its charter)


          Delaware                                               06-1185846
------------------------------                               -------------------
State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization                                Identification No.)

599 West Putnam Avenue
Greenwich, Connecticut                                              06830
---------------------------------------                          ----------
(Address of principal executive offices)                         (Zip Code)
Code


Registrant's telephone number, including area code:  (203) 869-0900


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.


Yes  X      No
    ---        ---

                      SECURED INCOME L.P. AND SUBSIDIARIES

                         Part I - Financial Information


Table of Contents
                                                                            Page
Item 1  Financial Statements

Consolidated Balance Sheets as of June 30, 1999
 (Unaudited) and December 31, 1998.............................................3

Consolidated Statements of Operations for the three and six month periods ended June 30, 1999 and 1998 (Unaudited).............................4

Consolidated Statements of Cash Flows for the six months
  ended June 30, 1999 and 1998 (Unaudited).....................................5

Notes to Consolidated Financial Statements as of
  June 30, 1999 (Unaudited)....................................................6

Item 2  Management's Discussion and Analysis of Financial Condition
  and Results of Operations....................................................7

                                      SECURED INCOME L.P. AND SUBSIDIARIES

                                           CONSOLIDATED BALANCE SHEETS

                                                                    June 30, 1999
                                                                     (Unaudited)             December 31, 1998
                                                                    --------------           -----------------

ASSETS

Property and equipment (net of accumulated depreciation
  of $16,773,542 and $16,014,726)                                   $   27,527,172              $   28,285,988
Cash and cash equivalents                                                1,922,110                   1,885,257
Restricted assets and funded reserves                                    4,788,118                   3,944,319
Tenant security deposits                                                   503,029                     490,656
Accounts receivable                                                         62,148                      71,081
Prepaid expenses                                                           488,849                     563,130
Intangible assets, net of accumulated amortization                       1,605,835                   1,718,523
                                                                    --------------              --------------

                                                                    $   36,897,261              $   36,958,954
                                                                    ==============              ==============


LIABILITIES AND PARTNERS' DEFICIT

Liabilities

  Mortgages payable                                                 $   33,734,689              $   33,973,813
  Accounts payable and accrued expenses                                    213,247                     182,942
  Tenant security deposits payable                                         505,365                     490,116
  Due to general partners and affiliates                                 3,927,328                   3,805,527
  Deferred revenue                                                         140,460                     140,460
                                                                    --------------              --------------

                                                                        38,521,089                  38,592,858
                                                                    --------------              --------------

Partners' deficit

  Limited partners' equity                                                     -                           -
  General partners' deficit                                             (1,623,828)                 (1,633,904)
                                                                    --------------              --------------

                                                                        (1,623,828)                 (1,633,904)
                                                                    --------------              --------------

                                                                    $   36,897,261              $   36,958,954
                                                                    ==============              ==============

                                See notes to consolidated financial statements.

                                      SECURED INCOME L.P. AND SUBSIDIARIES

                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                                 (Unaudited)

                                                 Three Months        Six Months          Three Months        Six Months
                                                     Ended              Ended                Ended              Ended
                                                 June 30, 1999      June 30, 1999        June 30, 1998      June 30, 1998
                                                 -------------      -------------        -------------      -------------

REVENUE

Rental                                           $   1,783,116      $   3,562,570        $   1,690,603      $   3,363,345
Interest                                                17,466             34,181               25,838             57,506
                                                 -------------      -------------        -------------      -------------

TOTAL REVENUE                                        1,800,582          3,596,751            1,716,441          3,420,851
                                                 -------------      -------------        -------------      -------------



EXPENSES

Administrative and management                          195,812            396,685              202,924            371,674
Operating and maintenance                              343,176            590,445              285,019            564,401
Taxes and insurance                                    305,187            622,428              215,819            471,771
Financial                                              570,004          1,105,613              625,030          1,196,247
Depreciation and amortization                          435,752            871,504              435,181            870,362
                                                 -------------      -------------        -------------       ------------

TOTAL EXPENSES                                       1,849,931          3,586,675            1,763,973          3,474,455
                                                 -------------      -------------        -------------       ------------

NET EARNINGS (LOSS)                              $     (49,349)     $      10,076        $     (47,532)      $    (53,604)
                                                 =============      =============        =============       ============



NET EARNINGS (LOSS) ATTRIBUTABLE TO

     Limited partners                            $           -      $           -        $           -       $          -
     General partners                                  (49,349)            10,076              (47,532)           (53,604)
                                                 -------------      -------------        -------------       ------------

                                                 $     (49,349)     $      10,076        $     (47,532)      $    (53,604)
                                                 =============      =============        =============       ============

NET EARNINGS (LOSS) ALLOCATED
     PER UNIT OF LIMITED
     PARTNERSHIP INTEREST                        $           -      $           -        $           -       $          -
                                                 =============      =============        =============       ============


                                 See notes to consolidated financial statements.

                                   SECURED INCOME L.P. AND SUBSIDIARIES

                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                               (Unaudited)

                                                                             1999                    1998
                                                                         ------------            ------------

CASH FLOWS FROM OPERATING ACTIVITIES

Net earnings (loss)                                                      $     10,076            $    (53,604)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities
      Depreciation and amortization                                           871,504                 870,362
      Increase in restricted assets and funded reserves                      (843,799)             (1,007,909)
      Increase in tenant security deposits                                    (12,373)                 (2,215)
      Decrease in accounts receivable                                           8,933                  19,827
      Decrease in prepaid expenses                                             74,281                 412,854
      Increase (decrease) in accounts payable and accrued expenses             30,305                (154,842)
      Increase in tenant security deposits payable                             15,249                  12,906
      Increase in due to general partners and affiliates                      121,801                 105,996
      Increase in deferred revenue                                                                     11,422
                                                                         ------------            ------------

Net cash provided by operating activities                                     275,977                 214,797
                                                                         ------------            ------------


CASH FLOWS FROM INVESTING ACTIVITIES

Principal proceeds from guaranteed investment contract                                                 19,499
                                                                                                 ------------

Net cash provided by investing activities                                                              19,499
                                                                                                 ------------


CASH FLOWS FROM FINANCING ACTIVITIES

Payments of principal on permanent financing                                 (239,124)               (235,416)
                                                                         ------------            ------------

Net cash used in financing activities                                        (239,124)               (235,416)
                                                                         ------------            ------------


NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                                            36,853                  (1,120)

Cash and cash equivalents at beginning of period                            1,885,257               1,317,457
                                                                         ------------            ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $  1,922,110            $  1,316,337
                                                                         ============            ============


SUPPLEMENTAL INFORMATION

Financial expenses paid                                                  $  1,017,289            $  1,038,574
                                                                         ============            ============



                                 See notes to consolidated financial statements.

                      SECURED INCOME L.P. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (Unaudited)



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

     The results of operations for the six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the entire year.

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

The Partnership is not expected to have access to additional sources of financing. Accordingly, if unforeseen circumstances arise that cause an Operating Partnership to require capital in addition to that contributed by the Partnership and any equity of the Operating General Partners, potential sources from which such capital needs will be able to be satisfied (other than reserves) would be additional equity contributions of the Operating General Partners or other equity reserves, if any, which could adversely impact the distribution from the Operating Partnerships to the Partnership of operating cash flow and sale or refinancing proceeds. Prior to the modification of the mortgages of the respective Operating Partnerships during 1993, the rents generated by the Operating Partnerships were generally not sufficient to fully cover the operating expenses and debt service requirements of the Operating Partnerships. Although the Operating Partnerships were successful in refinancing their respective mortgages with significantly lower mandatory payment terms, certain restrictions were placed on the respective Operating Partnerships in connection with distributions, among other things. Prior to the refinancings, the respective Operating General Partners provided funds necessary to cover operating deficits in the form of advances and fee deferrals; however, there can be no assurance that the respective Operating General Partners would provide additional funds to the extent they may be needed. The General Partners do not anticipate significant cash flow distributions from the properties given the restrictions on cash flow distributions of the Columbia Partnership resulting from the restructuring of its refinancing in 1993.

During the six months ended June 30, 1999, as a result of the cash flows generated by the operations of the Complexes, cash and cash equivalents increased by approximately $37,000 and restricted assets and funded reserves increased by approximately $844,000. Mortgages payable decreased due to principal amortization of approximately $239,000. Due to general partners and affiliates increased primarily as a result of the accrual of interest on advances provided by the Columbia Operating General Partners and the accrual of investor services fees. Property and equipment decreased by approximately $759,000 due to depreciation, while intangible assets decreased by approximately $113,000 due to amortization. Property and equipment and intangible assets are expected to decrease annually as the cost of these assets is allocated to future periods over their remaining lives. Prepaid expenses decreased and accounts payable and accrued expenses increased in the ordinary course of operations. In the case of the Columbia Partnership, the maximum amount permitted to be deposited to the Operating Deficit Reserve ($500,000) was achieved during 1994; accordingly, no additional deposits to the Operating Deficit Reserve are required other than to maintain the account at a balance of $500,000.

As of June 30, 1999, the balance in the Columbia Partnership's Pledged Cap Account (see discussion below) is approximately $3,079,000. Although the original outside date for the Pledged Cap Account to be utilized for its intended purpose was October 31, 1996, the lender agreed to restructure the original terms concerning the Pledged Cap Account whereby the account may be utilized for potential debt service shortfalls (in the event the low floater rate is higher than the stated note rate of 4.66%), but not cause the Pledged Cap Account to decline below a balance of $1,000,000. An interest rate cap may be purchased upon the Pledged Cap Account reaching such minimum threshold or in the event the low floater rate rises above 7% for 90 consecutive days or above 7.5% for 30 consecutive days. The Columbia Operating General Partners are currently conducting discussions with a major financial institution in an effort to replace Citibank as the credit enhancer, refinance the Columbia Partnership's mortgages, modify the structure and utilization of the mortgage escrows and modify or eliminate the current cash distribution restrictions. There can be no assurance that the lender would approve any alternative utilization of the Pledged Cap Account, or that the Columbia Operating General Partners will procure suitable alternative financing.

                      SECURED INCOME L.P. AND SUBSIDIARIES


Results of Operations

Six Months Ended June 30, 1999
------------------------------

During the six months ended June 30, 1999, the Columbia Partnership and the Carrollton Partnership generated income from operating activities of approximately $1,565,000 and approximately $470,000, respectively. Mortgage principal payments during the period for the Columbia Partnership and the Carrollton Partnership were approximately $176,000 and approximately $63,000, respectively. No amounts were utilized from the Operating Deficit Reserve during the six months ended June 30, 1999. Deposits to the Pledged Cap Account and the Bond Retirement Escrow during the period were approximately $314,000 and approximately $15,000, respectively. Pursuant to the terms of the Columbia Partnership's mortgages, the lender is entitled to a credit enhancement fee of 2.5% per annum based on the outstanding loan balance. During the six months ended June 30, 1999, the Columbia Partnership incurred approximately $310,000 in connection with such fee. After considering the respective mandatory mortgage principal payments, required deposits to mortgage escrows and payments for the credit enhancement fee, among other things, the Complexes generated combined cash flow of approximately $391,000 during the six months ended June 30, 1999. Any savings realized on the difference between the initial note rate on the Columbia Partnership's mortgages of 4.66% and the actual low floater rate (approximately 2.78% weighted average rate during the period) are deposited into the Pledged Cap Account. To the extent the future cash flow generated by the Columbia Partnership is not utilized to fund the Operating Deficit Reserve or Pledged Cap Account, such cash flow, under the Citibank loan terms, will be deposited to the Bond Retirement Escrow to make additional mortgage principal payments. However, there can be no assurance that the level of cash flow generated by the Complexes during the six months ended June 30, 1999 will continue in future years.

Results of operations improved for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. Financial expenses decreased primarily as a result of a decrease in the weighted average interest rate on the Columbia Partnership's mortgages from approximately 3.41% during the six months ended June 30, 1998 to approximately 2.78% during the six months ended June 30, 1999. Taxes and insurance expenses increased for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998 due primarily to an increase in the Columbia Partnership's real estate taxes. Operating and maintenance expenses increased during the three months ended June 30, 1999 as compared to the three months ended March 31, 1999 as a result of scheduled repairs and improvements.

As of June 30, 1999, the occupancy of Fieldpointe Apartments was approximately 96% and the occupancy of The Westmont was approximately 98% as to residential units and 100% as to commercial space. The future operating results of the Complexes will be extremely dependent on market conditions and therefore may be subject to significant volatility. The Complexes are generally in good physical condition and are being managed by experienced management companies.

Six Months Ended June 30, 1998
------------------------------

During the six months ended June 30, 1998, the Columbia Partnership and the Carrollton Partnership generated income from operating activities of approximately $1,503,000 and approximately $518,000, respectively. Mortgage principal payments during the period for the Columbia Partnership and the Carrollton Partnership were approximately $176,000 and approximately $59,000, respectively. Deposits to the Pledged Cap Account and the Bond Retirement Escrow during the period were approximately $224,000 and approximately $118,000, respectively. During the six months ended June 30, 1998, the Columbia Partnership incurred approximately $315,000 in connection with the credit enhancement fee. After considering the respective mandatory mortgage principal payments, required deposits to mortgage escrows and payments for the credit enhancement fee, among other things, the Complexes generated combined cash flow of approximately $297,000 during the six months ended June 30, 1998. As of June 30, 1998, the occupancy of Fieldpointe Apartments was approximately 99% and the occupancy of The Westmont was approximately 100% as to both residential units and commercial space.

                      SECURED INCOME L.P. AND SUBSIDIARIES


Year 2000 Compliance

The inability of computers, software and other equipment utilizing microprocessors to recognize and properly process data fields containing a two digit year is commonly referred to as the year 2000 compliance ("Y2K") issue. As the year 2000 approaches, such systems may be unable to accurately process certain data-based information. Many businesses may need to upgrade existing systems or purchase new ones to correct the Y2K issue. The Partnership has performed an assessment of its computer software and hardware and believes it has made the necessary upgrades in an effort to ensure compliance. However, there can be no assurance that the systems of other entities on which the Partnership relies, including Carrollton and Columbia which report to the Partnership on a periodic basis for the purpose of the Partnership's reporting to its investors, will be timely converted. The Partnership has corresponded with Carrollton and Columbia to ensure their awareness of the Y2K issue and has requested details regarding their efforts to ensure compliance. The total cost associated with Y2K implementation is not expected to materially impact the Partnership's financial position or results of operations in any given year. However, there can be no assurance that a failure to convert by the Partnership or another entity would not have a material adverse impact on the Partnership.

Item 3   Quantitative and Qualitative Disclosure About Market Risk

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


                                       SECURED INCOME L.P.

                                       By: Wilder Richman Resources Corporation
                                           General Partner




Date:  August 12, 1999                 /s/ Richard  Paul Richman
                                       --------------------------------------
                                       Richard Paul Richman
                                       President, Chief Executive Officer
                                       and Director