Form 10-Q
period 1999-09-30
SECURED INCOME L P
filed 1999-11-22
CIK 804217

SECURITIES AND EXCHANGE COMMISSION
                                 Washington, DC


                                    FORM 10-Q



 (Mark One)
[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ---     EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

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

                      SECURED INCOME L.P. AND SUBSIDIARIES

                         Part I - Financial Information





Table of Contents

Item 1  Financial Statements                                                Page

        Consolidated Balance Sheets                                            3

        Consolidated Statements of Operations                                  4

        Consolidated Statements of Cash Flows                                  5

        Notes to Consolidated Financial Statements                             6


Item 2  Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                              7


Item 3  Quantitative and Qualitative Disclosure about Market Risk              9


                      SECURED INCOME L.P. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS



                                                                        September 30, 1999
                                                                           (Unaudited)                 December 31, 1998
                                                                        ------------------             -----------------
ASSETS

Property and equipment (net of accumulated depreciation
  of $17,141,202 and $16,014,726)                                           $   27,159,512                $   28,285,988
Cash and cash equivalents                                                        1,888,618                     1,885,257
Restricted assets and funded reserves                                            5,427,176                     3,944,319
Tenant security deposits                                                           506,953                       490,656
Accounts receivable                                                                 61,824                        71,081
Prepaid expenses                                                                   275,398                       563,130
Intangible assets, net of accumulated amortization                               1,549,491                     1,718,523
                                                                            --------------                --------------

                                                                            $   36,868,972                $   36,958,954
                                                                            ==============                ==============


LIABILITIES AND PARTNERS' DEFICIT

Liabilities

  Mortgages payable                                                         $   33,614,403                $   33,973,813
  Accounts payable and accrued expenses                                            220,626                       182,942
  Tenant security deposits payable                                                 506,953                       490,116
  Due to general partners and affiliates                                         3,988,653                     3,805,527
  Deferred revenue                                                                 140,460                       140,460
                                                                            --------------                --------------

                                                                                38,471,095                    38,592,858
                                                                            --------------                --------------

Partners' deficit

  Limited partners' equity                                                               -                             -
  General partners' deficit                                                     (1,602,123)                   (1,633,904)
                                                                            --------------                --------------

                                                                                (1,602,123)                   (1,633,904)
                                                                            --------------                --------------

                                                                            $   36,868,972                $   36,958,954
                                                                            ==============                ==============



See notes to consolidated financial statements.


                                        SECURED INCOME L.P. AND SUBSIDIARIES

                                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                                     (Unaudited)



                                                 Three Months        Nine Months         Three Months      Nine Months
                                                    Ended               Ended               Ended             Ended
                                                 September 30,      September 30,        September 30,    September 30,
                                                     1999               1999                 1998             1998
                                                 ------------       ------------         ------------     ------------
REVENUE

Rental                                           $  1,813,699       $  5,376,269         $  1,767,686     $  5,131,031

Interest                                               37,187             71,368               48,241          105,747
                                                 ------------       ------------         ------------     ------------

TOTAL REVENUE                                       1,850,886          5,447,637            1,815,927        5,236,778
                                                 ------------      -------------         ------------     ------------



EXPENSES

Administrative and management                         190,413            587,098              217,890          589,564

Operating and maintenance                             326,695            917,140              308,943          873,344

Taxes and insurance                                   308,406            930,834              516,424          988,195

Financial                                             579,663          1,685,276              693,264        1,889,511

Depreciation and amortization                         424,004          1,295,508              435,181        1,305,543
                                                 ------------       ------------         ------------     ------------


TOTAL EXPENSES                                      1,829,181          5,415,856            2,171,702        5,646,157
                                                 ------------       ------------         ------------     ------------


NET EARNINGS (LOSS)                              $     21,705       $     31,781         $   (355,775)    $   (409,379)
                                                 ============       ============         ============     ============



NET EARNINGS (LOSS) ATTRIBUTABLE TO

     Limited partners                            $          -       $          -         $          -     $          -
     General partners                                  21,705             31,781             (355,775)        (409,379)
                                                 ------------       ------------         ------------     ------------


                                                 $     21,705       $     31,781         $   (355,775)    $   (409,379)
                                                 ============       ============         ============     ============

NET EARNINGS (LOSS) ALLOCATED
     PER UNIT OF LIMITED
     PARTNERSHIP INTEREST                        $          -       $          -         $          -     $          -
                                                 ============       ============         ============     ============




See notes to consolidated financial statements.



                                        SECURED INCOME L.P. AND SUBSIDIARIES

                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                                     (Unaudited)



                                                                                    1999                      1998
                                                                                ------------              ------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net earnings (loss)                                                             $     31,781              $   (409,379)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities
      Depreciation and amortization                                                1,295,508                 1,305,543
      Decrease (increase) in restricted assets and funded reserves                (1,482,857)                   52,033
      Increase in tenant security deposits                                           (16,297)                  (12,907)
      Decrease in accounts receivable                                                  9,257                    24,426
      Decrease in prepaid expenses                                                   287,732                   257,821
      Increase in accounts payable and accrued expenses                               37,684                    72,342
      Increase in tenant security deposits payable                                    16,837                    20,557
      Increase in due to general partners and affiliates                             183,126                   168,753
      Increase in deferred revenue                                                                              13,940
                                                                                ------------              ------------

Net cash provided by operating activities                                            362,771                 1,493,129
                                                                                ------------              ------------


CASH FLOWS FROM INVESTING ACTIVITIES

Principal proceeds from guaranteed investment contract                                                          19,499
                                                                                                          ------------

Net cash provided by investing activities                                                                       19,499
                                                                                                          ------------


CASH FLOWS FROM FINANCING ACTIVITIES

Payments of principal on permanent financing                                        (359,410)                 (353,805)
Repayment of general partner advances                                                                         (300,000)
                                                                                ------------              ------------

Net cash used in financing activities                                               (359,410)                 (653,805)
                                                                                ------------              ------------


NET INCREASE IN CASH AND CASH EQUIVALENTS                                              3,361                   858,823

Cash and cash equivalents at beginning of period                                   1,885,257                 1,317,457
                                                                                ------------              ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $  1,888,618              $  2,176,280
                                                                                ============              ============


SUPPLEMENTAL INFORMATION

Financial expenses paid                                                         $  1,552,790              $  1,755,582
                                                                                ============              ============


See notes to consolidated financial statements.

                      SECURED INCOME L.P. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (Unaudited)


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

     The results of operations for the nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the entire year.

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

During the nine months ended September 30, 1999, as a result of the cash flows generated by the operations of the Complexes, cash and cash equivalents increased by approximately $3,000 and restricted assets and funded reserves increased by approximately $1,483,000. Mortgages payable decreased due to principal amortization of approximately $359,000. Due to general partners and affiliates increased primarily as a result of the accrual of interest on advances provided by the Columbia Operating General Partners and the accrual of investor services fees. Property and equipment decreased by approximately $1,126,000 due to depreciation, while intangible assets decreased by approximately $169,000 due to amortization. Property and equipment and intangible assets are expected to decrease annually as the cost of these assets is allocated to future periods over their remaining lives. Prepaid expenses decreased in the ordinary course of operations. In the case of the Columbia Partnership, the maximum amount permitted to be deposited to the Operating Deficit Reserve ($500,000) was achieved during 1994; accordingly, no additional deposits to the Operating Deficit Reserve are required other than to maintain the account at a balance of $500,000.

As of September 30, 1999, the balance in the Columbia Partnership's Pledged Cap Account (see discussion below) is approximately $3,218,000. Although the original outside date for the Pledged Cap Account to be utilized for its intended purpose was October 31, 1996, the lender agreed to restructure the original terms concerning the Pledged Cap Account whereby the account may be utilized for potential debt service shortfalls (in the event the low floater rate is higher than the stated note rate of 4.66%), but not cause the Pledged Cap Account to decline below a balance of $1,000,000. An interest rate cap may be purchased upon the Pledged Cap Account reaching such minimum threshold or in the event the low floater rate rises above 7% for 90 consecutive days or above 7.5% for 30 consecutive days. The Columbia Operating General Partners are currently conducting discussions with a major financial institution in an effort to replace Citibank as the credit enhancer, refinance the Columbia Partnership's mortgages, modify the structure and utilization of the mortgage escrows and modify or eliminate the current cash distribution restrictions. There can be no assurance that the Columbia Operating General Partners will procure suitable alternative financing.

                      SECURED INCOME L.P. AND SUBSIDIARIES


Results of Operations

Nine Months Ended September 30, 1999

During the nine months ended September 30, 1999, the Columbia Partnership and the Carrollton Partnership generated income from operating activities of approximately $2,355,000 and approximately $731,000, respectively. Mortgage principal payments during the period for the Columbia Partnership and the Carrollton Partnership were approximately $264,000 and approximately $95,000, respectively. No amounts were utilized from the Operating Deficit Reserve during the nine months ended September 30, 1999. Deposits to the Pledged Cap Account and the Bond Retirement Escrow during the period were approximately $452,000 and approximately $15,000, respectively. Pursuant to the terms of the Columbia Partnership's mortgages, the lender is entitled to a credit enhancement fee of 2.5% per annum based on the outstanding loan balance. During the nine months ended September 30, 1999, the Columbia Partnership incurred approximately $467,000 in connection with such fee. After considering the respective mandatory mortgage principal payments, required deposits to mortgage escrows and payments for the credit enhancement fee, among other things, the Complexes generated combined cash flow of approximately $621,000 during the nine months ended September 30, 1999. Any savings realized on the difference between the initial note rate on the Columbia Partnership's mortgages of 4.66% and the actual low floater rate (approximately 2.85% weighted average rate during the period) are deposited into the Pledged Cap Account. To the extent the future cash flow generated by the Columbia Partnership is not utilized to fund the Operating Deficit Reserve or Pledged Cap Account, such cash flow, under the Citibank loan terms, will be deposited to the Bond Retirement Escrow to make additional mortgage principal payments. However, there can be no assurance that the level of cash flow generated by the Complexes during the nine months ended September 30, 1999 will continue in future years.

Results of operations improved for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. Financial expenses decreased primarily as a result of (i) a decrease in the weighted average interest rate on the Columbia Partnership's mortgages from approximately 3.21% during the nine months ended September 30, 1998 to approximately 2.85% during the nine months ended September 30, 1999 and (ii) approximately $100,000 being incurred in 1998 in connection with attempts to refinance the Columbia Partnership's mortgages. Operating and maintenance expenses increased for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998 as a result of scheduled repairs and improvements. Taxes and insurance expenses decreased for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998 because, although the annual real estate taxes of the Columbia Partnership increased, the expense for the nine months ended September 30, 1998 includes charges for 1997 taxes not billed until 1998.

As of September 30, 1999, the occupancy of Fieldpointe Apartments was approximately 96% and the occupancy of The Westmont was approximately 97% as to residential units and 100% as to commercial space. The future operating results of the Complexes will be extremely dependent on market conditions and therefore may be subject to significant volatility. The Complexes are generally in good physical condition and are being managed by experienced management companies.

Nine Months Ended September 30, 1998

During the nine months ended September 30, 1998, the Columbia Partnership and the Carrollton Partnership generated income from operating activities of approximately $2,026,000 and approximately $771,000, respectively. Mortgage principal payments during the period for the Columbia Partnership and the Carrollton Partnership were approximately $264,000 and approximately $90,000, respectively. Deposits to the Pledged Cap Account and the Bond Retirement Escrow during the period were approximately $394,000 and approximately $175,000, respectively. During the nine months ended September 30, 1998, the Columbia Partnership incurred approximately $472,000 in connection with the credit enhancement fee. After considering the respective mandatory mortgage principal payments, required deposits to mortgage escrows and payments for the credit enhancement fee, among other things, the Complexes generated combined cash flow of approximately $111,000 during the nine months ended September 30, 1998. As of September 30, 1998, the occupancy of Fieldpointe Apartments was approximately 99% and the occupancy of The Westmont was approximately 100% as to both residential units and commercial space.

                      SECURED INCOME L.P. AND SUBSIDIARIES


Year 2000 Compliance

The inability of computers, software and other equipment utilizing microprocessors to recognize and properly process data fields containing a two digit year is commonly referred to as the year 2000 compliance ("Y2K") issue. As the year 2000 approaches, such systems may be unable to accurately process certain databased information. Many businesses may need to upgrade existing systems or purchase new ones to correct the Y2K issue. The Partnership has performed an assessment of its computer software and hardware and believes it has made the necessary upgrades in an effort to ensure compliance. However, there can be no assurance that the systems of other entities on which the Partnership relies, including Carrollton and Columbia which report to the Partnership on a periodic basis for the purpose of the Partnership's reporting to its investors, will be timely converted. The Partnership has corresponded with Carrollton and Columbia to ensure their awareness of the Y2K issue and has requested details regarding their efforts to ensure compliance. The total cost associated with Y2K implementation is not expected to materially impact the Partnership's financial position or results of operations in any given year. However, there can be no assurance that a failure to convert by the Partnership or another entity would not have a material adverse impact on the Partnership.


Item 3 Quantitative and Qualitative Disclosure about Market Risk

The Partnership has market risk sensitivity with regard to financial instruments concerning potential interest rate fluctuations in connection with the low floater rates associated with the Columbia Partnership's mortgages. Accordingly, an increase in the low floater interest rates could have a material adverse impact on the Partnership's results of operations.

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


                                       SECURED INCOME L.P.

                                       By: Wilder Richman Resources Corporation
                                           General Partner




Date:  November 22, 1999               /s/ Richard  Paul Richman
                                       --------------------------------------
                                       Richard Paul Richman
                                       President, Chief Executive Officer
                                       and Director