Form 10-K
period 1999-12-31
SECURED INCOME L P
filed 2000-03-31
CIK 804217

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-K

               (Mark One)

          [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For fiscal year ended December 31, 1999

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the  transition  period from ________ to ________.

                                    0-17412
                                    -------
                            (Commission File Number)

                               Secured Income L.P.
                               -------------------
      (Exact name of registrant as specified in its governing instruments)

          Delaware                                        06-1185846
----------------------------------              --------------------------------
(State or other jurisdiction                          (I.R.S. Employer
      of organization)                                Identification No.)

Wilder Richman Resources Corporation
599 W. Putnam Avenue
Greenwich, Connecticut                                        06830
--------------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:         (203) 869-0900
                                                         -------------------

Securities registered pursuant to Section 12(b) of the Act:

         None
-----------------------
(Title of each Class)

Securities registered pursuant to Section 12(g) of the Act:

                      Units of Limited Partnership Interest
--------------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

The aggregate sales price of the units of limited partnership interest held by non-affiliates of the Registrant is $19,687,380. There is currently no public market for the units of limited partnership interest and, accordingly, such figure does not represent the market value for the units.

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

The Partnership was organized to invest in multi-family residential housing complexes (the "Complexes") by acquiring approximately 99% of the limited partnership interest (the "Operating Partnership Interest") in limited partnerships that own and operate such Complexes (the "Operating Partnerships"). WRC-87A Corporation is a special limited partner of each Operating Partnership and has certain rights in connection therewith. Pursuant to Rule 12b-23 of the Securities and Exchange Commission's General Rules and Regulations promulgated under the Securities Exchange Act of 1934, as amended, the description of Registrant's business set forth under the heading "Investment Objectives and Policies" at pages 20 through 30 of the prospectus, dated March 5, 1987, (the "Prospectus") is incorporated herein by reference.

Pursuant to Registrant's Prospectus, as supplemented on October 2, 1987, December 15, 1987 and March 29, 1988, Registrant offered up to $50 million of units of limited partnership interest in Registrant (the "Units") at an offering price of $20 per Unit. The Units were registered under the Securities Act of 1933 pursuant to a Registration Statement on Form S-11 (Registration No. 33-9602).

Registrant terminated the offering of Units (the "Offering") on February 29, 1988 upon raising sufficient capital from the sale of Units to fund the acquisition of the two properties specified for investment by Registrant. The Offering raised $19,687,380 from the sale of 984,369 Units. After payment of $1,378,117 of selling commissions and $1,378,116 of organization and offering expenses and acquisition fees, the net proceeds available for investment were $16,931,147. Of such net proceeds, $16,734,273 was allocated to the acquisition of investments in the Operating Partnerships (the "Operating Partnership Interests") which included investments in guaranteed investment contracts. The remaining net proceeds of $196,874 was designated as working capital to be used for operating expenses of Registrant.

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

Tax Reform Act of 1986, Revenue Act of 1987, Technical and Miscellaneous Revenue Act of 1988, Omnibus Budget Reconciliation Act of 1989, Omnibus Budget Reconciliation Act of 1990, Tax Extension Act of 1991, Omnibus Budget Reconciliation Act of 1993, Uruguay Round Agreements Act, Tax and Trade Relief Extension Act of 1998 and Tax Relief Extension Act of 1999 (collectively the "Tax Acts")

Registrant is organized as a limited partnership and is a "pass through" tax entity which does not, itself, pay federal income tax. However, the partners of Registrant who are subject to federal income tax may be affected by the Tax Acts. Registrant will consider the effect of certain aspects of the Tax Acts on the partners when making decisions regarding its investments. Registrant does not anticipate that the Tax Acts will currently have a material adverse impact on Registrant's business operations, capital resources and plans or liquidity.

Item 2 Properties

The following table sets forth information regarding the Complexes owned by the Operating Partnerships as of December 31, 1999.

                                                                   Number of
              Property                         Location         Dwelling Units
              --------                         --------         --------------

              Fieldpointe Apartments           Frederick, MD          252
              The Westmont                     New York, NY           163

Fieldpointe Apartments, which is owned by Carrollton X Associates Limited Partnership (the "Carrollton Partnership"), is comprised of 252 apartment units totaling approximately 235,000 square feet with approximately 500 parking spaces. On-site amenities include a clubhouse building with locker room and on-site management office, a swimming pool and two tennis courts. The apartments feature numerous amenities, including dishwashers, disposals and fireplaces.

Registrant acquired its interest as a limited partner in the Carrollton Partnership by making a capital contribution of $3,121,995. Of this amount, $1,373,039 was invested in guaranteed investment contracts and $1,748,956 was contributed upon the Partnership's acquisition of the Operating Partnership Interest, including the amount due upon the achievement of sustaining rental revenue.

The mortgage financing of the Carrollton Partnership was modified on August 30, 1993 from the sale of tax-exempt bonds pursuant to the terms of Section 103(b)(4)(a) of the Internal Revenue Code. The modified mortgage in the amount of $10,494,100, bearing fixed 6.09% interest (with an exception for the first ten months through August 1994) and with a term of 35 years, is insured by the United States Department of Housing and Urban Development ("HUD") under Section 221(d)(4) of the National Housing Act, as amended. Under the terms of the financing, 80% of the units are permitted market rate rents and 20% of the units are to be rented to people earning no more than the low or moderate income levels within the meaning of Section 103(b)(4)(a) of the Internal Revenue Code. The Fieldpointe Apartments occupancy rate was approximately 97% as of December 31, 1999.

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

Registrant acquired its interest as a limited partner in the Columbia Partnership by making a capital contribution of $12,571,634. Of this amount, $6,651,323 was invested in guaranteed investment contracts (which had a value of $5,610,679, including net accrued interest of $18,918, at the time of the acquisition as a result of principal amortization from the dates of purchase of such guaranteed investment contracts to the closing of the Columbia Partnership acquisition), $5,921,104 was contributed upon Registrant's acquisition of the Operating Partnership Interest in the Columbia Partnership and $1,039,851 was contributed to the Columbia Partnership upon the achievement of sustaining rental revenue.

The mortgage financing of the Columbia Partnership was modified on May 27, 1993 pursuant to a bond refunding by the New York City Housing Development Corporation ("HDC") in the amount of $27,600,000. Under the terms of the modified financing, the Columbia Partnership agreed that 20% of the residential units in The Westmont will be maintained for occupancy by low or moderate income tenants through July 2004. The Westmont's occupancy rate as of December 31, 1999 was approximately 99% as to residential dwelling units and 100% as to commercial space.

As of December 31, 1999, the market rental rates of the Complexes were approximately as follows:

                                       Fieldpointe                  The
                                       Apartments                 Westmont
                                       ----------                 --------

       Monthly Rental Rates:
          Studio                                                $1,718-$2,125
          One-Bedroom                   $577-$660               $1,718-$3,150
          Two-Bedroom                   $624-$760               $2,706-$4,050
          Three-Bedroom                 $820-$918               $3,629-$4,300

The low and moderate income rental rates as of December 31, 1999 for Fieldpointe Apartments fall within the ranges noted above. Such rates for The Westmont range from $752 to $1,002.

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

Holders

As of December 31, 1999, there were approximately 1,314 record holders of Units (the "Limited Partners") holding an aggregate of 984,369 Units in the Partnership.

Distributions

The Agreement of Limited Partnership of Registrant (the "Partnership Agreement") provides that all Cash Available for Distribution (as defined therein) be distributed quarterly to the partners in specified proportions. As part of the restructuring of the Columbia Partnership's financing, the Columbia Partnership is prohibited from distributing cash flow from operations. See Item 7 herein, Management's Discussion and Analysis of Financial Condition and Results of Operations, for further discussion. There were no distributions to the Limited Partners declared during the years ended December 31, 1999 and 1998.

Item 6        Selected Financial Data

The following table summarizes certain selected consolidated financial information concerning Registrant and should be read in conjunction with the consolidated financial statements and the related notes thereto:

                             Year Ended December 31,

                           1999                1998        1997            1996             1995
                         ------------   ------------    ------------    -------------   ------------
Total revenue            $  7,501,288   $  7,078,399    $  6,787,161    $  6,434,698    $  6,092,551
Net earnings (loss)           121,017       (216,504)       (596,273)        (69,521)       (397,620)

Net loss allocated
  per unit of limited
  partnership interest             --             --              --              --              --

At year end:

  Total assets             36,803,602     38,958,954      38,149,194      39,322,376      40,458,675

  Mortgages payable        33,479,624     33,973,813      34,449,756      35,320,565      36,589,220

  Long-term debt                   --             --              --              --              --

Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Partnership's primary sources of funds are rents generated by the Operating Partnerships and interest derived from investments and deposits which are restricted in accordance with the terms of the mortgages of the Operating Partnerships. As of January 15, 1995, the guaranteed investment contracts which were acquired to provide distributions to the Limited Partners were fully amortized. One guaranteed investment contract owned by the Columbia Partnership became fully amortized on January 15, 1998, the proceeds of which were utilized for investor service charges of the Columbia Partnership through December 1997. Virtually all distributions to partners to date have been generated from the investment in guaranteed investment contracts. The General Partners do not anticipate significant cash flow distributions from the properties given the restrictions on cash flow distributions of the Columbia Partnership resulting from the restructuring of its refinancing in 1993, unless the Columbia Operating General Partners are successful in replacing Citibank as the credit enhancer (see discussion below). The Partnership's investments are highly illiquid.

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

During 1999, as a result of the cash flows generated by the operations of the Complexes, cash and cash equivalents increased by approximately $25,000 and restricted assets and funded reserves increased by approximately $1,414,000. Mortgages payable decreased due to principal amortization of approximately $494,000. Due to general partners and affiliates increased primarily as a result of accrued interest on advances provided by the Columbia Operating General Partners and the accrual of investor services fees incurred in the current year, partially offset by the payment of $100,000 by the Partnership for investor services fees. As of December 31, 1999, the Partnership owes approximately $492,000 to an affiliate of certain General Partners for accrued investor services fees.

Property and equipment decreased by approximately $1,435,000 primarily due to depreciation, while intangible assets decreased by approximately $215,000 primarily due to amortization. Property and equipment and intangible assets are expected to decrease annually as the cost of these assets is allocated to future periods over their remaining lives.

As of December 31, 1999, the balance in the Columbia Partnership's Pledged Cap Account (see discussion below) is approximately $3,439,000. Although the original outside date for the Pledged Cap Account to be utilized for its intended purpose was October 31, 1996, during April 1998 the lender agreed to restructure the original terms concerning the Pledged Cap Account whereby the account may be utilized for potential debt service shortfalls (in the event the low floater rate is higher than the stated note rate of 4.66%), but not cause the Pledged Cap Account to decline below a balance of $1,000,000. An interest rate cap may be purchased upon the Pledged Cap Account reaching such minimum threshold or in the event the low floater rate rises above 7% for 90 consecutive days or above 7.5% for 30 consecutive days. In addition, the lender agreed to eliminate and reduce certain partner guarantees, thereby releasing certain previously restricted assets of approximately $1,000,000, of which $300,000 was provided by and repaid to the Columbia Operating General Partners during 1998. The Columbia Operating General Partners have engaged an agent of the Federal Home Loan Mortgage Corporation ("Freddie Mac") to replace Citibank as the credit enhancer with Freddie Mac, refinance the Columbia Partnership's mortgages, modify the structure and utilization of the mortgage escrows and eliminate the current cash distribution restrictions. There can be no assurance that the Columbia Operating General Partners will be successful in replacing Citibank as the credit enhancer and in achieving the other related goals.

Results of Operations

Year Ended December 31, 1999

During 1999, the Columbia Partnership and the Carrollton Partnership generated income from operating activities of approximately $3,265,000 and approximately $1,001,000, respectively. Mortgage principal payments during 1999 for the Columbia Partnership and the Carrollton Partnership were approximately $366,000 and approximately $128,000, respectively. In the case of the Columbia Partnership, the maximum amount permitted to be deposited to the Operating Deficit Reserve ($500,000) was achieved during 1994; accordingly, no additional deposits to the Operating Deficit Reserve are required other than to maintain the account at a balance of $500,000. No amounts were utilized from the Operating Deficit Reserve during 1999. Deposits to the Pledged Cap Account and the Bond Retirement Escrow during 1999 were approximately $674,000 and approximately $35,000, respectively. Pursuant to the terms of the Columbia Partnership's mortgages, the lender is entitled to a credit enhancement fee of 2.5% per annum based on the outstanding loan balance. During 1999, the Columbia Partnership incurred $624,293 in connection with such fee. After considering the respective mandatory mortgage principal payments, required deposits to mortgage escrows and payments for the credit enhancement fee, among other things, the Complexes generated combined cash flow of approximately $763,000 during 1999. Any savings realized on the difference between the initial note rate on the Columbia Partnership's mortgages of 4.66% and the actual low floater rate (approximately 3.04% weighted average rate during 1999) are deposited into the Pledged Cap Account. To the extent the future cash flow generated by the Columbia Partnership is not utilized to fund the Operating Deficit Reserve or Pledged Cap Account, such cash flow, under the Citibank loan terms, will be deposited to the Bond Retirement Escrow to make additional mortgage principal payments. However, there can be no assurance that the level of cash flow generated by the Complexes in 1999 will continue in future years.

Results of operations improved in 1999 as compared to 1998. Financial expenses decreased as a result of savings realized from the decrease in the weighted average interest rate on the Columbia Partnership's mortgages from approximately 3.23% in 1998 to approximately 3.04% in 1999. Operating and maintenance expenses were higher during the year ended December 31, 1998 primarily due to scheduled maintenance. Interest revenue for the year ended December 31, 1999 was comparable to the year ended December 31, 1998 and was generated primarily from Partnership deposits and escrows established in connection with the Columbia Partnership's mortgages.

As of December 31, 1999, the occupancy of Fieldpointe Apartments was approximately 97% and the occupancy of The Westmont was approximately 99% as to residential units and 100% as to commercial space. The future operating results of the Complexes will be extremely dependent on market conditions and therefore may be subject to significant volatility. The Complexes are generally in good physical condition and are being managed by experienced management companies.

Year Ended December 31, 1998

During 1998, the Columbia Partnership and the Carrollton Partnership generated income from operating activities of approximately $2,884,000 and approximately $1,063,000, respectively. Mortgage principal payments during 1998 for the Columbia Partnership and the Carrollton Partnership were approximately $356,000 and approximately $120,000, respectively. Deposits to the Pledged Cap Account and the Bond Retirement Escrow during 1998 were approximately $572,000 and approximately $213,000, respectively. During 1998, the Columbia Partnership incurred $627,694 in connection with the lender credit enhancement fee. After considering the respective mandatory mortgage principal payments, required deposits to mortgage escrows and payments for the credit enhancement fee, among other things, the Complexes generated combined cash flow of approximately $304,000 during 1998.

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

Year 2000 Compliance

The inability of computers, software and other equipment utilizing microprocessors to recognize and properly process data fields containing a two digit year is commonly referred to as the year 2000 compliance ("Y2K") issue. As the year 2000 unfolds, certain systems may be unable to accurately process certain data-based information. Many businesses may need to upgrade existing systems or purchase new ones to correct the Y2K issue. The Partnership has performed an assessment of its computer software and hardware and believes it has made the necessary upgrades in an effort to ensure compliance. However, there can be no assurance that the systems of other entities on which the Partnership relies, including Carrollton and Columbia, which report to the Partnership on a periodic basis for the purpose of the Partnership's reporting to its investors, have been or will be sufficiently converted. To date, The Partnership is not aware of any problems caused by Y2K. The total cost associated with Y2K implementation is not expected to materially impact the Partnership's financial position or results of operations in any given year. However, there can be no assurance that a failure to convert by the Partnership or another entity would not have a material adverse impact on the Partnership.

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

The General Partners are Wilder Richman Resources Corporation, a Delaware corporation (the "WRC General Partner"), Real Estate Equity Partners L.P., a Delaware limited partnership and an affiliate of Apartment Investment and Management Company (the "AIMCO General Partner") and WRC-87A Corporation, a Delaware corporation (the "A/WRC General Partner"). The A/WRC General Partner is currently one-half owned by Real Estate Equity Partners Inc., the corporate general partner of the AIMCO General Partner, and one-half owned by the shareholders of the WRC General Partner.

                             The WRC General Partner

The directors and certain officers of the WRC General Partner set forth below:

         Name                      Age    Office
         ----                      ---    ------

         Richard Paul Richman      52     President and Director

         Robert H. Wilder, Jr.     54     Executive Vice President and Director

Each of such directors and officers has served in such capacity since the company's formation.

Richard Paul Richman is President and Director of the WRC General Partner. Mr. Richman graduated from the Columbia University Law School with a Juris Doctor degree, the Columbia University Graduate School of Business Administration with a Master of Business Administration degree and Syracuse University with a Bachelor of Arts degree in Political Science. Mr. Richman has over ten years of extensive experience in both the development and management of residential properties. From 1973 until 1979, Mr. Richman practiced corporate law in New York City with the law firm of Greenbaum, Wolff & Ernst and then as a partner of Shipley, Richman & Nierenberg. For over six years, Mr. Richman acted as a lawyer in connection with the development, syndication and tax issues relating to real estate. Since 1988, Mr. Richman has been the President and majority stockholder of The Richman Group, Inc. In recent years, Mr. Richman has devoted full time to the syndication and development of real estate. Mr. Richman was a vice president and shareholder of Related Housing Companies Incorporated, New York, New York from 1978 until mid-1979 with responsibility for that company's project acquisition and syndication activities. Mr. Richman has been a member of the National Advisory Board of the Housing and Development Reporter, a bi-weekly publication of the Bureau of National Affairs, Inc., a frequent speaker on real estate syndication, has been a member of the New York State Historic Credit Task Force, the National Leased Housing Association, the Coalition to Preserve the Low-Income Tax Credit and the Minority Developer Assistance Corporation (which was established by the New York State Battery Park Commission).

Robert H. Wilder, Jr. is Executive Vice President and Director of the WRC General Partner. Mr. Wilder graduated from the University of Michigan with a Bachelor of Arts degree in Economics and from the Columbia University Graduate School of Business with a Master of Business Administration degree. After graduation in 1968, Mr. Wilder joined James D. Landauer Associates, Inc., a national real estate consulting firm, where his responsibilities included feasibility studies, market analyses, land use studies, portfolio valuations and appraisals of industrial, office, commercial and multi-family properties. From 1973 until mid-1979, Mr. Wilder was executive vice president and shareholder of Related Housing Companies Incorporated, New York, New York, and was responsible for mortgage financing and construction loan placement and the supervision of the development of the company's projects. Since 1988, Mr. Wilder has been the President and sole shareholder of Wilder Property Companies Inc. Mr. Wilder is also a licensed real estate broker in New York and Connecticut.

                            The AIMCO General Partner
                            -------------------------

Certain officers of Real Estate Equity Partners Inc. are set forth below.

         Name                  Age      Office

         Terry Considine       52       Chairman of the Board of Directors &
                                        Chief Executive Officer

         Peter K. Kompaniez    55       Vice Chairman of the Board of Directors
                                        & President


Terry Considine has been Chairman of the Board of Directors and Chief Executive Officer of AIMCO since July 1994. Mr. Considine graduated with a Juris Doctor degree from Harvard University in 1971 and with a Bachelor of Arts degree, also from Harvard University, in 1968. Mr. Considine serves as Chairman and director of Asset Investors Corporation and Commercial Assets, Inc., two public real estate investment trusts. Mr. Considine has been and remains involved as a principal in a variety of other business activities.

Peter K. Companiez has been Vice Chairman of the Board of Directors of AIMCO since July 1994 and was appointed President in July 1997. Mr. Kompaniez graduated from Yale University with a Bachelor of Arts degree in 1966 and from the University of California with a Juris Doctor degree in 1969. Mr. Kompaniez has also served as Chief Operating Officer of NHP Incorporated, which was acquired by AIMCO in December 1997. From 1986 to 1993, he served as President and Chief Executive Officer of Heron Financial Corporation ("HFC"), a United States holding company for Heron International N.V.'s real estate and related assets. While at HFC, Mr. Kompaniez administered the acquisition, development and disposition of approximately 8,150 apartment units (including 6,217 units that have been acquired by AIMCO) and 3.1 million square feet of commercial real estate.

                            The A/WRC General Partner
                            -------------------------

The directors and officers of the A/WRC General Partner are as follows:

         Name                          Office

         Terry Considine               President and Director

         Richard Paul Richman          Executive Vice President, Secretary,
                                         Treasurer and Director

Mr. Considine's biography is included above under the AIMCO General Partner. Mr. Richman's biography is included above under the WRC General Partner.

Item 11 Executive Compensation

The Partnership is not required to pay the officers, directors or partners of the General Partners any direct compensation and no such compensation was paid during the fiscal year ended December 31, 1999.

Item 12 Security Ownership of Certain Beneficial Owners and Management

       a) No person or group is known by the Partnership to be the owner of record of more than 5% of the outstanding units as of December 31, 1999.

       b) Security ownership by the General Partners is as follows:

                                                                   Percentage of
                                                      Amount and    Outstanding
                                                      Nature of       General
                                                      Beneficial     Partners'
 Title of Class           Name of Beneficial Owner     Ownership      Interest*
 --------------           ------------------------     ---------      ---------

     General              Real Estate Equity             $3.33          33.3%
     Partners'              Partners L.P.
     Interest in
     Secured Income L.P.  Wilder Richman                 $3.33          33.3%
                            Resources Corporation

                          WRC-87A Corporation            $3.34          33.4%

* General Partners as a class have a 1% interest in all profits, losses and distributions of the Partnership.

     As the result of a tender offer completed in 1998, an affiliate of Wilder Richman Resources Corporation acquired 40,961 Units, representing approximately 4.2% of the outstanding Units of limited partnership interest.

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

Item 13 Certain Relationships and Related Transactions with Management

The General Partners and their affiliates are entitled to receive certain compensation, fees and reimbursements of expenses. The Partnership incurred investor services fees in the amount of $98,437, of which $87,072 is payable to an affiliate of the General Partners for the year ended December 31, 1999. Information regarding such compensation is set forth under the heading "Compensation And Fees To General Partners And Affiliates" at pages 13 through 19 of the Prospectus, which is incorporated herein by reference.

The financial interests in Registrant of the General Partners and Special Limited Partner are set forth under the heading "Profits, Losses and Distributions" at pages 64 through 67 of the Prospectus, which is incorporated herein by reference.

The taxable income generated by Registrant during the year ended December 31, 1999 allocated to each of the General Partners was approximately $1,500.

Transactions with Affiliates of Management

Wilder Richman Management Corp. ("WRMC"), an affiliate of certain General Partners, is the managing agent of Fieldpointe Apartments. In connection with these services, WRMC earned management and reporting fees of $92,468 in 1999.

Indebtedness of Management

No officer or director of the General Partners or any affiliate of the foregoing was indebted to Registrant at any time during the fiscal year ended December 31, 1999.

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

       (24) Power of Attorney, incorporated by reference to Exhibit 25 of Form S-11.

       (27)   Financial Data Schedule.

       (28) Market Analysis dated February 1, 1985 of REDE Associates, incorporated by reference to Exhibit 28 of Form S-11.


Other  Exhibits

(b)    Reports on Form 8-K

None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized on the 30th day of March 2000.

                               SECURED INCOME L.P.

                               By:    Wilder Richman Resources Corporation,
                                      General Partner

                                      By:    /s/Richard Paul Richman

                               Richard Paul Richman - President

                               By:    WRC-87A Corporation, General Partner

                                      By:    /s/Richard Paul Richman

                                      Richard Paul Richman - Executive Vice
                                      President

                      CONSOLIDATED FINANCIAL STATEMENTS AND

                          INDEPENDENT AUDITORS' REPORT

                      SECURED INCOME L.P. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997

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

     Consolidated Statements of Cash Flows                          F-7

     Notes to Consolidated Financial Statements                     F-8

                          INDEPENDENT AUDITORS' REPORT

To the Partners
Secured Income L.P. and Subsidiaries

            We have audited the consolidated balance sheets of Secured Income L.P. and Subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, partners' deficit and cash flows for each of the three years in the period ended December 31, 1999. These consolidated financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

            We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

            In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Secured Income L.P. and Subsidiaries as of December 31, 1999 and 1998, and the results of their operations, changes in their partners' deficit and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.



                                     By:    /s/ Reznick Fedder & Silverman
                                            ------------------------------

         Bethesda, Maryland
         March 21, 2000

                      SECURED INCOME L.P. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998

                                                                Notes                   1999                 1998
                                                            ------------  -------------------- --------------------
ASSETS

Property and equipment, net of accumulated
   depreciation                                               3,6        $  26,850,801        $  28,285,988
Cash and cash equivalents                                     9,10           1,910,060            1,885,257
Restricted assets and funded reserves                        5,6,10          5,358,448            3,944,319
Tenant security deposits                                                       514,405              490,656
Interest and accounts receivable                               10               69,569               71,081
Prepaid expenses                                                               597,046              563,130
Intangible assets, net of accumulated amortization              4            1,503,273            1,718,523
                                                                         -------------        -------------

                                                                         $  36,803,602        $  36,958,954
                                                                         =============        =============


LIABILITIES AND PARTNERS' DEFICIT

Liabilities

Mortgages payable                                              6,9       $  33,479,624        $  33,973,813
Accounts payable and accrued expenses                                          231,790              182,942
Tenant security deposits payable                                               512,762              490,116
Due to general partners and affiliates                         7             3,963,807            3,805,527

   Deferred revenue                                                            128,506              140,460
                                                                        --------------     ----------------

                                                                            38,316,489           38,592,858
                                                                        --------------       --------------


Commitments and contingencies                                 6,7,9

Partners' deficit                                               8

   Limited partners (984,369 units issued and outstanding)                         --                    --
   General partners                                                         (1,512,887)          (1,633,904)
                                                                        --------------       --------------

                                                                         $  36,803,602        $  36,958,954
                                                                         =============        =============

                 See notes to consolidated financial statements.

                      SECURED INCOME L.P. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                        Notes                  1999                  1998                 1997
                                     ------------           ---------------     -----------          ------------
REVENUE

Rental                                                      $  7,201,954         $ 6,830,701           $ 6,584,435
Interest                                                         247,360             204,262               174,393
Other                                                             51,974              43,436                28,333
                                                            ------------        ------------          ------------

TOTAL REVENUE                                                  7,501,288           7,078,399             6,787,161
                                                            ------------        ------------          ------------ -


EXPENSES

Administration and management              7                     810,314             747,937               702,416
Operating and maintenance                                      1,263,405           1,144,623             1,232,640
Taxes and insurance                                            1,251,001           1,285,099               921,079
Financial                                 6,7                  2,282,652           2,355,796             2,743,242
Depreciation and amortization             3,4                  1,772,899           1,761,448             1,784,057
                                                            ------------        ------------          ------------

TOTAL EXPENSES                                                 7,380,271           7,294,903             7,383,434
                                                            ------------        ------------          ------------

NET EARNINGS (LOSS)                                         $    121,017        $   (216,504)         $   (596,273)
                                                            ============        ============          ============



NET EARNINGS (LOSS) ATTRIBUTABLE TO

   General partners                        8                $    121,017        $   (216,504)         $   (596,273)
   Limited partners                        8                         -                   -                     -
                                                            ------------        ------------          ------------

                                                            $    121,017        $   (216,504)         $   (596,273)
                                                            ============        ============          ============

NET EARNINGS (LOSS) ALLOCATED PER
    UNIT OF LIMITED PARTNERSHIP

    INTEREST                               8                $         -         $         -           $          -
                                                            ============        ============          =============



Weighted number of units outstanding                             984,369             984,369               984,369
                                                            ============        ============          ============

                 See notes to consolidated financial statements.

                      SECURED INCOME L.P. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF PARTNERS' DEFICIT
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                           Limited       General
                                              Total        partners      partners

Partners' deficit, December 31, 1996        $  (821,127)   $      --   $  (821,127)

Net loss                                       (596,273)          --      (596,273)
                                            -----------    ---------   -----------

Partners' deficit, December 31, 1997         (1,417,400)          --    (1,417,400)

Net loss                                       (216,504)          --      (216,504)
                                            -----------    ---------   -----------

Partners' deficit, December 31, 1998         (1,633,904)          --    (1,633,904)

Net earnings                                    121,017           --       121,017
                                            -----------    ---------   -----------

Partners' deficit, December 31, 1999        $(1,512,887)   $      --   $(1,512,887)
                                            ===========    =========   ===========

                 See notes to consolidated financial statements.

                      SECURED INCOME L.P. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                     1999          1998            1997
                                                                 -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES

Net earnings (loss)                                              $   121,017    $  (216,504)   $  (596,273)

Adjustments to reconcile net earnings (loss) to net cash
    provided by operating activities
       Depreciation and amortization                               1,772,899      1,761,448      1,784,057
       Decrease (increase) in restricted assets
         and funded reserves                                      (1,414,129)       336,266         41,539
       Increase in tenant security deposits                          (23,749)       (24,047)       (15,208)
       Decrease (increase) in interest and accounts receivable         1,512         20,216        (24,203)
       Increase in prepaid expenses                                  (33,916)      (125,297)      (302,099)
       Decrease (increase) in intangible assets                      (13,609)       (35,197)        20,000
       Decrease in other assets                                       34,708
       Increase (decrease) in accounts payable
         and accrued expenses                                         70,635       (293,927)       158,137
       Increase in tenant security deposits payable                   22,646         29,934          8,781
       Increase in due to general partners and affiliates            158,280         56,367        138,936
       Decrease in deferred revenue                                  (11,954)       (11,954)       (11,954)
                                                                 -----------    -----------    -----------
Net cash provided by operating activities                            649,632      1,497,305      1,236,421
                                                                 -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES

Principal proceeds from guaranteed investment contract                               19,499         73,086
Capital expenditures                                                (108,640)       (72,815)       (17,674)
                                                                 -----------    -----------    -----------

Net cash provided by (used in) investing activities                 (108,640)       (53,316)        55,412
                                                                 -----------    -----------    -----------


CASH FLOWS FROM FINANCING ACTIVITIES

Payments of principal on permanent financing                        (494,189)      (475,943)      (870,809)
Payment of mortgage costs                                            (22,000)      (100,246)
Repayment of general partner advances                                              (300,000)
                                                                 -----------    -----------    -----------
Net cash used in financing activities                               (516,189)      (876,189)      (870,809)
                                                                 -----------    -----------    -----------


NET INCREASE IN CASH AND CASH
    EQUIVALENTS                                                       24,803        567,800        421,024

Cash and cash equivalents at beginning of year                     1,885,257      1,317,457        896,433
                                                                 -----------    -----------    -----------


CASH AND CASH EQUIVALENTS AT END OF YEAR                         $ 1,910,060    $ 1,885,257    $ 1,317,457
                                                                 ===========    ===========    ===========

SUPPLEMENTAL INFORMATION

Financial expenses paid                                          $ 2,110,181    $ 2,180,042    $ 2,565,608
                                                                 ===========    ===========    ===========


                 See notes to consolidated financial statements.

                      SECURED INCOME L.P. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1999, 1998 AND 1997

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

                        DECEMBER 31, 1999, 1998 AND 1997

Note 1 - Organization and Summary of Significant Accounting Policies (continued)

Deferred Revenue

Deferred revenue consists of a fee received by Columbia for the extension of a parking garage lease that expires September 30, 2011. Such fee is being accreted to revenue over the lease term.

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

Net Loss per Unit of Limited Partnership Interest

Net loss per unit of limited partnership interest is calculated based upon the weighted average number of units outstanding, 984,369 for each of the years 1999, 1998 and 1997. Losses are allocated to limited partners until such time as the limited partners' equity reaches zero.

Reclassifications

Certain prior period amounts have been reclassified to conform to the 1999 presentation.

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

                      SECURED INCOME L.P. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997

Note 3 - Property and Equipment

Property and equipment as of December 31, 1999 and 1998 are summarized as follows:

                                                      1999              1998
                                                  -----------       -----------

          Land                                    $ 6,057,940       $ 6,057,940
          Buildings and improvements               36,708,800        36,623,572
          Furniture and equipment                   1,620,827         1,619,202
                                                  -----------       -----------

                                                   44,387,567        44,300,714

          Less accumulated depreciation            17,536,766        16,014,726
                                                  -----------       -----------

                                                  $26,850,801       $28,285,988
                                                  ===========       ===========



Depreciation for the years 1999, 1998 and 1997 was $1,522,040, $1,517,537 and
$1,537,334, respectively.

Note 4 - Intangible Assets

Intangible assets as of December 31, 1999 and 1998 are summarized as follows:

                                                    1999              1998
                                                 ----------        ----------

          Acquisition fees                       $  787,495        $  787,495
          Mortgage costs                          4,883,818         4,861,818
          Leasing costs                             269,265           255,656
                                                 ----------        ----------

                                                  5,940,578         5,904,969
          Less accumulated amortization           4,437,305         4,186,446
                                                 ----------        ----------

                                                 $1,503,273        $1,718,523
                                                 ==========        ==========


Amortization for the years 1999, 1998 and 1997 was $250,859, $243,911 and $246,723, respectively.

Note 5 - Restricted Assets and Funded Reserves

Restricted assets and funded reserves (see Note 6) as of December 31, 1999 and 1998 are summarized as follows:

                                                    1999             1998
                                                 ----------       ----------

          Escrows held by mortgage lenders       $1,134,328       $  430,025
          Pledged cap account                     3,439,077        2,765,571

          Operating deficit reserve                 503,295          502,474

          Bond retirement escrow                    281,748          246,249
                                                 ----------       ----------

                                                 $5,358,448       $3,944,319
                                                 ==========       ==========

                      SECURED INCOME L.P. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997

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

On August 30, 1993, the Original Carrollton Mortgage was modified and refinanced through a 1993 series mortgage revenue bond issued by the City of Frederick, Maryland. The note was modified by reducing the interest rate from 9.5% to 8% for the period August 31, 1993 through June 30, 1994, then 6.09% per year through maturity in February 2028. The modified terms include the monthly payment of principal and interest of $74,734 from October 1, 1993 through July 1, 1994 and $60,900 from August 1, 1994 through maturity. The note is collateralized by the underlying value of the real estate plus other amounts on deposit with the lender. Pursuant to agreements, Carrollton is required to make monthly escrow deposits for taxes, insurance and replacement of project assets, and is subject to restrictions as to operating policies, rental charges, operating expenditures and distributions to partners. The balance of the mortgage payable at December 31, 1999 and 1998 is $9,831,873 and $9,959,661, respectively.

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

On May 27, 1993, the Original Columbia Mortgages were modified (the "Modified Columbia Mortgages"). Under the terms of the Modified Columbia Mortgages, based on the issuance of new tax-exempt bonds (which bear a floating interest rate, adjusted weekly) with an initial note rate of 4.66%, interest is payable monthly. In addition, monthly principal amortization of $29,367 is required through February 2003, after which principal will be paid sufficient to fund the sinking requirements of the underlying bonds. Pursuant to agreements, any savings realized on the difference between the 4.66% initial note rate and the actual low floater rate (approximately 3.04% and 3.23% weighted average rate during 1999 and 1998, respectively) were to be deposited in an account to be used to purchase an interest rate cap (the "Pledged Cap Account") by October 1996. During April 1998, the lender agreed to restructure the original terms concerning the Pledged Cap Account whereby the account may be utilized for potential debt service shortfalls (in the event the low floater rate is higher than the stated note rate of 4.66%), but not cause the Pledged Cap Account to decline below a balance of $1,000,000. An interest rate cap may be purchased upon the Pledged Cap Account reaching such minimum threshold or in the event the low floater rate rises above 7% for 90 consecutive days or 7.5% for 30 consecutive days. In addition, the lender agreed to eliminate and reduce certain partner guarantees, thereby releasing certain restricted assets of approximately $1,000,000 (see discussion below), of which $300,000 was repaid to the Columbia general partners in 1998 (see Note 7). The balance in the Pledged Cap Account is $3,439,077 and $2,765,571 as of December 31, 1999 and 1998, respectively (see
Note 5). Pursuant to agreements, Columbia is subject to restrictions as to operating policies, rental charges, operating expenditures and distributions to partners. The balance of the mortgages payable as of December 31, 1999 and 1998 is $23,647,751 and $24,014,152, respectively. The weighted average low floater rate for the period January 1, 2000 through February 29, 2000 was approximately 3.14%.

                      SECURED INCOME L.P. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997

Note 6 - Mortgages Payable (continued)

The Modified Columbia Mortgages further provide that any cash flow generated by Columbia above the note rate, servicing fees and principal amortization will be applied first to fund and maintain an interest-bearing operating deficit reserve account (the "Operating Deficit Reserve") until it accumulates to $500,000. Thereafter, such cash flow will be deposited into the Operating Deficit Reserve to the extent necessary to maintain a balance of $500,000 and then into a segregated account to be used to retire the underlying bonds (the "Bond Retirement Escrow") at the earliest possible dates in minimum denominations of $100,000 in excess of the scheduled principal amortization of approximately $352,000 per annum. Amounts deposited in the Operating Deficit Reserve will generally be utilized to fund operating deficits, pay for maintenance, repairs and replacements and to pay debt service and other amounts due under the loan documents. As of December 31, 1999 and 1998, the balance in the Operating Deficit Reserve is $503,295 and $502,474, respectively (see Note 5). During the years ended December 31, 1999 and 1998, deposits of approximately $35,000 and $213,000, respectively, were made to the Bond Retirement Escrow. As of December 31, 1999 and 1998, the balance in the Bond Retirement Escrow is $281,748 and $246,249, respectively (see Note 5).

Because the bonds issued in connection with the Original Columbia Mortgages were redeemed voluntarily, Columbia was required to pay a prepayment premium in the amount of $1,590,658 (the "Call Premium"). Columbia paid for the costs of issuance of the new bonds, including the Call Premium, from the premium realized upon liquidation of a debt service reserve held by Citibank in connection with the Original Columbia Mortgages and, to the extent necessary, amounts were provided by the Columbia general partners under their operating deficit guarantee to Columbia. As a result of utilizing such debt service reserve, Citibank required the partners of Columbia (including the Partnership) to provide Citibank with letters of credit in the full amount of the Call Premium (the "Call Premium Letters of Credit"). In order to establish the Call Premium Letters of Credit, the Columbia general partners provided $900,000 (of which $600,000 was in the form of letters of credit and $300,000 was advanced to the Partnership) and the Partnership provided a letter credit in the amount of $1,000,000 (inclusive of the $300,000 advance) (collectively, the "Call Premium Collateral"). The Call Premium Letters of Credit were to be available to Citibank upon sale or refinancing (or an event of default) in the event available proceeds were not sufficient to pay in full all amounts due under the bonds or accrued and unpaid Citibank letter of credit fees (see below). In connection with the modification of the terms of the Pledged Cap Account (see discussion above) the Call Premium Letters of Credit were released by Citibank. However, Citibank will be entitled to draw first upon the Columbia general partners' guaranty of payment (in the amount of approximately $1,000,000) to pay any unpaid letter of credit fee (see discussion below).

As part of the mortgage modification, Citibank agreed to extend its letter of credit from February 1997 to February 2003. Citibank is entitled to a letter of credit fee for providing credit support for the new bonds in the amount of 2.5% per annum of the outstanding principal balance of the new bonds, payable on a current or deferred basis at Columbia's option. Except as described above, the obligation to pay the letter of credit fee will be with full recourse as to the assets of Columbia, but without recourse to any of the partners, including the Partnership. If the letter of credit fee is not fully paid from available proceeds from the sale or refinancing of Columbia or the Columbia general partners' guaranty of payment, any such unpaid balance shall be deemed fully discharged and neither Columbia nor its partners shall have any further obligation with respect thereto. For the years ended December 31, 1999 and 1998, Columbia incurred a fee in connection with the Citibank letter of credit in the amount of $624,293 and $627,694, respectively, which fee is being paid currently on a monthly basis.

Aggregate annual mandatory maturities on the Carrollton and Columbia Mortgages as of December 31, 1999 are as follows:

                        2000                    $    488,192
                        2001                         496,696
                        2002                         505,733
                        2003                       1,388,336
                        2004                       1,406,474
                     Thereafter                   29,194,193
                                                ------------

                                                $ 33,479,624
                                                ============

The carrying amount of the mortgages approximates fair value.

                      SECURED INCOME L.P. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997

Note 7 - Related Party Transactions

Due to general partners and affiliates as of December 31, 1999 and 1998 consists of cash advances and other payables as follows:

                                                             1999         1998
                                                         ----------   ----------

  Carrollton general partners and their affiliates       $   65,154   $   65,154
  Columbia general partners and their affiliates
    (including accrued interest of $1,472,738
     and $1,302,712)                                      3,203,418    3,033,392
  Wilder Richman Management Corp.                           202,779      201,597
  WRC-87A Corporation                                       492,456      505,384
                                                         ----------   ----------

                                                         $3,963,807   $3,805,527
                                                         ==========   ==========


The management agent for Fieldpointe Apartments is Wilder Richman Management Corp. ("WRMC"), an affiliate of one of the Carrollton general partners. During each of the three years ended December 31, 1999, WRMC was entitled to property management fees equal to 4% of residential income collected. In addition, WRMC was entitled to a reporting fee of $5 per unit per month for bookkeeping and reporting services. The maximum annual management and reporting fees may not exceed 5% of gross collections. Such fees of $92,468, $89,958 and $86,040 were charged to operations during 1999, 1998 and 1997, respectively. Accrued management and reporting fees as of December 31, 1999 and 1998 are $36,779 and $35,597, respectively.

The management agent for The Westmont is an affiliate of one of the Columbia general partners and receives property management fees calculated at 3.01% of rental income for 1999 and 1998 and at the greater of 2% of rental income or $70,000 for 1997. The charges to operations amounted to $156,343, $146,837 and $89,232 during 1999, 1998 and 1997, respectively.

WRC-87A Corporation, a general partner of the Partnership, is entitled to an annual investor services fee which is incurred by Columbia and Carrollton in the amounts of $80,072 and $18,365, respectively, and which is based on .5% of the gross proceeds from the offering of Partnership units allocable to each such investment. The fee is payable quarterly from cash flow and shall be adjusted annually by increases in the Consumer Price Index. To the extent that there is insufficient cash flow available to pay the investor services fee, the fee is payable only from distributions from the guaranteed investment contracts, which expired on January 15, 1994 and January 15, 1998 in the case of Carrolton and Columbia, respectively. The consolidated statements of operations include charges to operations for the investor services fee of $98,437, $98,437 and $80,072 in 1999, 1998 and 1997, respectively. These amounts are paid or payable to WRC-87A Corporation to the extent that such services are not provided by an independent third party. Amounts payable to WRC-87A Corporation as of December 31, 1999 and 1998, representing the unpaid investor services fee for the year, were $87,072 and $84,349, respectively. The Partnership paid WRC-87A Corporation $100,000 and $265,000 during 1999 and 1998, respectively, for investor services fees incurred in prior years.

The sole shareholder of an affiliate of one of the Carrollton general partners provided debt financing for the capitalization of LaMere Associates, Inc. ("LaMere"). In connection with such debt financing, the shareholder received 20% of the stock of LaMere. LaMere was paid premiums in connection with property, workers compensation, liability and umbrella insurance coverage provided to Carrollton. In connection with such insurance coverage, Carrollton incurred $40,654, $41,359 and $45,864 in premiums for the years ended December 31, 1999, 1998 and 1997, respectively.

Carrollton owes WRMC $166,000 as of December 31, 1999 and 1998 for prior years' operating advances. Carrollton also owes its general partners and affiliates $65,154 as of December 31, 1999 and 1998 for various advances. All such advances are unsecured, non-interest bearing and payable from Carrollton cash flow.

During 1998, Columbia paid an affiliate a fee of $60,750 for services rendered in connection with the modification of the terms of the Pledged Cap Account (see
Note 6) and paid $43,121 in connection with repair services provided by an affiliate of one of its general partners.

                      SECURED INCOME L.P. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997

Note 7 - Related Party Transactions (continued)

Pursuant to an operating deficit guarantee agreement dated December 21, 1988, the Columbia general partners guaranteed to loan to Columbia any funds required to satisfy its operating deficits, if any, up to $2,000,000. As of December 31, 1999 and 1998, loans of $1,700,680 remain payable by Columbia. The loans bear interest at PNC Bank's prime rate plus 2% (10.5% at December 31, 1999) in accordance with the terms of the Columbia partnership agreement. In connection with the modification of the terms of the Pledged Cap Account (see Note 6), $300,000 was repaid to the Columbia general partners during 1998. The amount of interest charged to operations during 1999, 1998 and 1997 was $170,026, $176,646 and $177,634, respectively. Accrued interest as of December 31, 1999 and 1998 is $1,472,738 and $1,302,712, respectively. Such loans are repayable from Columbia cash flow, subject to the terms of the Modified Columbia Mortgages.

Columbia is obligated in the amount of $30,000 as of December 31, 1999 and 1998 to certain of its partners for development advances. The advances are non-interest bearing, unsecured and due on demand.

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

Partnership Distributions

In accordance with the respective partnership agreements, to the extent that Carrollton and Columbia generate net operating cash flow in any year at a level sufficient, when distributed to the Partnership, to enable the Partnership to satisfy the allocable portion of the limited partners' 8% preferred return for such year without utilizing amounts generated from the guaranteed investment contracts, the excess amounts generated from the guaranteed investment contracts would be paid or distributed to the general partners of Carrollton and/or Columbia, whichever generate(s) such level(s) of operating cash flow. No such excess distributions were generated during the term of the guaranteed investment contract periods (see Note 2). Due to restrictions concerning distributions from operating cash flow of Columbia (see Note 6), there were no cash distributions from Columbia in 1999 and 1998.

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

Concentration of Credit Risk

As of December 31, 1999, the Partnership has $1,176,339 in cash and cash equivalents which are deposited in interest-bearing accounts with an institution which is not insured by the Federal Deposit Insurance Corporation ("FDIC"). As of December 31, 1999, Carrollton has $247,759 in excess of FDIC insurance limits at two banks.

                      SECURED INCOME L.P. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997

Note 9 - Commitments and Contingencies (continued)

Long-term Leases

The commercial space and parking garage at Columbia are leased to tenants under the terms of noncancellable operating leases expiring on various dates through 2010. Future minimum rental payments as of December 31, 1999 are as follows:

                           2000                  $    706,000
                           2001                       602,000
                           2002                       638,000
                           2003                       654,000
                           2004                       666,000
                      Thereafter                    4,770,000
                                                 ------------

                                                 $  8,036,000
                                                 ============

Income recognized under the garage and commercial space for the years 1999, 1998 and 1997 was $744,075, $692,983 and $758,473, respectively.

Note 10 - Fair Value of Financial Instruments

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

Interest and Accounts Receivable

The carrying amount approximates fair value due to the short-term nature of the receivable.

The estimated fair values of the Partnership's financial instruments as of December 31, 1999 and 1998 are disclosed elsewhere in the financial statements.

                      SECURED INCOME L.P. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997

Note 11 - Reconciliation of Taxable Income (Loss) and Bases of Assets

A reconciliation of the financial statement net earnings (loss) to the income tax income (loss) of the Partnership for each of the years ended December 31, 1999, 1998 and 1997 is as follows:

                                                     1999         1998          1997
                                                   ---------    ---------    ---------
Financial statement net earnings (loss)            $ 121,017    $(216,504)   $(596,273)

Excess depreciation for income tax purposes
   based on estimated useful life                   (262,030)    (266,599)    (267,751)

Excess depreciation for financial reporting
   purposes due to purchase accounting treatment     438,444      436,460      438,491

Deferred revenue                                     (11,954)     (11,954)     (11,954)

Amortization of start-up costs and
   construction period interest and taxes                158          192          224

Accrual of related party expense items
   not deductible until paid for tax purposes
   under Internal Revenue Code Section 267           168,461       10,083      137,970


Amounts allocated to other partners of

   Carrollton and Columbia and other                  (4,397)     (15,366)       4,321
                                                   ---------    ---------    ---------

Income (loss) as shown on tax return               $ 449,699    $ (63,688)   $(294,972)
                                                   =========    =========    =========


A reconciliation of the financial statement carrying amount of total assets to the tax basis as of December 31, 1999 and 1998 is as follows:

                                                              1999             1998
                                                           ------------    ------------

Financial statement carrying amount of assets              $ 36,803,602    $ 36,958,954

Difference which consists principally of the
        utilization of purchase accounting for financial
        statement purposes                                  (13,967,731)    (14,348,641)
                                                           ------------    ------------

Tax basis of assets                                        $ 22,835,871    $ 22,610,313
                                                           ============    ============