Form 10-Q
period 2000-03-31
SECURED INCOME L P
filed 2000-05-15
CIK 804217

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

                                       OR

_____   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from__________ to__________


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

Yes [X]      No [ ]

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

                      SECURED INCOME L.P. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                     March 31, 2000
                                                                      (Unaudited)           December 31, 1999
                                                                      -----------           -----------------
ASSETS

Property and equipment (net of accumulated depreciation
  of $17,917,243 and $17,536,766)                                     $ 26,470,324            $ 26,850,801
Cash and cash equivalents                                                2,141,866               1,910,060
Restricted assets and funded reserves                                    5,972,632               5,358,448
Tenant security deposits                                                   520,014                 514,405
Accounts receivable                                                         94,582                  69,596
Prepaid expenses                                                           312,683                 597,046
Intangible assets, net of accumulated amortization                       1,500,134               1,503,273
                                                                      ------------            ------------
                                                                      $ 37,012,235            $ 36,803,602
                                                                      ============            ============
LIABILITIES AND PARTNERS' DEFICIT

Liabilities

  Mortgages payable                                                   $ 33,358,345            $ 33,479,624
  Accounts payable and accrued expenses                                    381,715                 231,790
  Tenant security deposits payable                                         520,014                 512,762
  Due to general partners and affiliates                                 4,022,212               3,963,807
  Deferred revenue                                                         128,506                 128,506
                                                                      ------------           -------------
                                                                        38,410,791              38,316,489
                                                                      ------------           -------------
Partners' deficit

  Limited partners                                                             -                       -
  General partners                                                      (1,398,556)             (1,512,887)
                                                                      ------------           -------------
                                                                        (1,398,556)             (1,512,887)
                                                                      ------------           -------------
                                                                      $ 37,012,235           $  36,803,602
                                                                      ============           =============

See notes to consolidated financial statements.

                      SECURED INCOME L.P. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (Unaudited)

                                                   2000              1999
                                                  ------            ------
REVENUE

Rental                                          $ 1,887,829       $  1,779,454
Interest                                             42,316             16,715
                                                -----------       ------------
TOTAL REVENUE                                     1,930,145          1,769,169
                                                -----------       ------------
EXPENSES

Administrative and management                       188,690            200,873

Operating and maintenance                           277,226            247,269

Taxes and insurance                                 323,061            317,241

Financial                                           587,846            535,609
Depreciation and amortization                       438,991            435,752
                                                -----------       ------------
TOTAL EXPENSES                                    1,815,814          1,736,744
                                                -----------       ------------
NET EARNINGS                                    $   114,331       $     59,425
                                                ===========       ============
NET EARNINGS ATTRIBUTABLE TO

     Limited partners                           $         -       $          -
     General partners                               114,331             59,425
                                                -----------       ------------
                                                $   114,331       $     59,425
                                                ===========       ============
NET EARNINGS ALLOCATED PER UNIT
     OF LIMITED PARTNERSHIP INTEREST            $         -       $          -
                                                ===========       ============

See notes to consolidated financial statements.

                      SECURED INCOME L.P. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (Unaudited)

                                                            2000          1999
                                                            ----          -----
CASH FLOWS FROM OPERATING ACTIVITIES

Net earnings                                              $  114,331 $   59,425

Adjustments to reconcile net earnings to net
    cash provided by operating activities
      Depreciation and amortization                          438,991    435,752
      Increase in restricted assets and funded reserves     (614,184)  (701,177)
      Increase in tenant security deposits                    (5,609)    (6,533)
      Decrease (increase) in accounts receivable             (25,013)     7,809
      Decrease in prepaid expenses                           284,363    284,460
      Increase in accounts payable and accrued expenses      149,924     13,220
      Increase in tenant security deposits payable             7,252      8,296
      Increase in due to general partners and affiliates      58,405     63,611
      Increase in intangible assets                          (55,375)
                                                          ----------   --------
Net cash provided by operating activities                    353,085    164,863
                                                          ----------   --------
CASH FLOWS FROM FINANCING ACTIVITIES

Payments of principal on permanent financing                (121,279)  (119,323)
                                                          ----------   --------
Net cash used in financing activities                       (121,279)  (119,323)
                                                          ----------   --------
NET INCREASE IN CASH AND CASH EQUIVALENTS                    231,806     45,540

Cash and cash equivalents at beginning of period           1,910,060  1,885,257
                                                          ---------- ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                $2,141,866 $1,930,797
                                                          ========== ==========
SUPPLEMENTAL INFORMATION

Financial expenses paid                                   $  545,339 $  491,447
                                                          ========== ==========

See notes to consolidated financial statements.

                      SECURED INCOME L.P. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (Unaudited)


1. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The results of operations are impacted significantly by the results of operations of the Carrollton and Columbia Partnerships, which is provided on an unaudited basis during interim periods. Accordingly, the accompanying consolidated financial statements are dependent on such unaudited information. In the opinion of the General Partners, the consolidated financial statements include all adjustments necessary to reflect fairly the results of the interim periods presented. All adjustments are of a normal recurring nature. No significant events have occurred subsequent to December 31, 1999 and no material contingencies exist which would require additional disclosure in the report under Regulation S-X, Rule 10-01 paragraph A-5.

     Certain amounts have been reclassified to conform to the current period presentation.

     The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the entire year.

2.   Additional   information,   including   the  audited   December   31,  1999
     Consolidated Financial Statements and the Summary of Significant Accounting Policies, is included in Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 on file with the Securities and Exchange Commission.

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

Prior to the modification of the mortgages of the Operating Partnerships during 1993, the rents generated by the Operating Partnerships were generally not sufficient to fully cover the operating expenses and debt service requirements of the Operating Partnerships. Although the Operating Partnerships were successful in refinancing their mortgages with significantly lower mandatory payment terms, certain restrictions were placed on the Operating Partnerships in connection with distributions, among other things. Prior to the refinancing, the Operating General Partners provided funds necessary to cover operating deficits in the form of advances and fee deferrals; however, there can be no assurance that the Operating General Partners would provide additional funds to the extent they may be needed. The Partnership is not expected to have access to additional sources of financing. Accordingly, if unforeseen circumstances arise that cause an Operating Partnership to require additional capital, potential sources from which such capital needs will be able to be satisfied (other than reserves) would be additional equity contributions of the Operating General Partners or other equity reserves, if any, which could adversely impact the distribution from the Operating Partnerships to the Partnership of operating cash flow and sale or refinancing proceeds.

During the three months ended March 31, 2000, as a result of the cash flows generated by the operations of the Complexes, cash and cash equivalents increased by approximately $232,000 and restricted assets and funded reserves increased by approximately $614,000. Mortgages payable decreased due to principal amortization of approximately $121,000. Due to general partners and affiliates increased primarily as a result of the accrual of interest on advances provided by the Columbia Operating General Partners and the accrual of investor services fees. Property and equipment decreased by approximately $380,000 due to depreciation, while intangible assets decreased by approximately $3,000 due to amortization of approximately $58,000, partially offset by approximately $55,000 of costs incurred in connection with the potential refinancing of the Columbia Partnership's mortgages (see discussion below). Property and equipment and intangible assets are expected to decrease annually as the cost of these assets is allocated to future periods over their remaining lives. Prepaid expenses decreased while accounts payable and accrued expenses increased in the ordinary course of operations. In the case of the Columbia Partnership, the maximum amount permitted to be deposited to the Operating Deficit Reserve ($500,000) was achieved during 1994; accordingly, no additional deposits to the Operating Deficit Reserve are required other than to maintain the account at a balance of $500,000.

As of March 31, 2000, the balance in the Columbia Partnership's Pledged Cap Account (see discussion below) is approximately $3,583,000. Although the original outside date for the Pledged Cap Account to be utilized for its intended purpose was October 31, 1996, during 1998 the lender agreed to restructure the original terms concerning the Pledged Cap Account whereby the account may be utilized for potential debt service shortfalls (in the event the low floater rate is higher than the stated note rate of 4.66%), but not cause the Pledged Cap Account to decline below a balance of $1,000,000. An interest rate cap may be purchased upon the Pledged Cap Account reaching such minimum threshold or in the event the low floater rate rises above 7% for 90 consecutive days or above 7.5% for 30 consecutive days. The Columbia Operating General Partners have engaged an agent of the Federal Home Loan Mortgage Corporation ("Freddie Mac") to replace Citibank as the credit enhancer with Freddie Mac, refinance the Columbia Partnership's mortgages, modify the structure and utilization of the mortgage escrows and eliminate the current cash distribution restrictions. Pursuant to current discussions, credit enhancement would be provided for $24.2 million in tax exempt bonds and an $8.55 million conventional mortgage. As of the date of this report, both Freddie Mac's agent and the issuer of the new bonds have issued a commitment letter and a closing has been tentatively scheduled for June 2000. After the payment of costs expected to be incurred in connection with the refinancing and the establishment of certain reserves, the Columbia Partnership would have an estimated surplus of between $11.5 million and $12.5 million. The General Partners understand that it is the intention of the Columbia Operating General Partners that a substantial portion of such

                      SECURED INCOME L.P. AND SUBSIDIARIES

surplus would be used to make a distribution to the Partnership and repay operating deficit loans and other advances provided by the Columbia General Partners, including accrued interest, of approximately $3,275,000. The General Partners anticipate that the majority of the funds received from the Columbia Partnership would be distributed to the Partnership's limited partners and that such distribution would be between $7 and $10 per Unit. The amount of any distribution to the Partnership's limited partners will be impacted by, among other things, the amount distributed by the Columbia Partnership to the Partnership following the refinancing, the payment of outstanding obligations of the Partnership and the potential establishment of an operating reserve. There can be no assurance that the Columbia Operating General Partners will be successful in closing with Freddie Mac, replacing Citibank as the credit enhancer and in achieving the other related goals. Even if the proposed refinancing does occur, the terms of such refinancing and, accordingly, the amount of the distribution to the Partnership, may be substantially modified. In addition, in the event of a change in current market conditions, such change could materially impact both the Columbia Partnership's distribution to the Partnership and the Partnership's distribution to the limited partners. If the refinancing does not occur, the Partnership's distribution to the limited partners is unlikely to occur. There can be no assurance as to the timing of any distribution by the Partnership to the limited partners.


Results of Operations

Three Months Ended March 31, 2000

During the three months ended March 31, 2000, the Columbia Partnership and the Carrollton Partnership generated income from operating activities of approximately $884,000 and approximately $265,000, respectively. Mortgage principal payments during the period for the Columbia Partnership and the Carrollton Partnership were approximately $88,000 and approximately $33,000, respectively. No amounts were utilized from the operating deficit reserve during the three months ended March 31, 2000. Deposits to the Pledged Cap Account and the Bond Retirement Escrow during the period were approximately $144,000 and approximately $152,000, respectively. Pursuant to the terms of the Columbia Partnership's mortgages, the lender is entitled to a credit enhancement fee of 2.5% per annum based on the outstanding loan balance. During the three months ended March 31, 2000, the Columbia Partnership incurred approximately $156,000 in connection with such fee. After considering the respective mandatory mortgage principal payments, required deposits to mortgage escrows and payments for the credit enhancement fee, among other things, the Complexes generated combined cash flow of approximately $123,000 during the three months ended March 31, 2000. Any savings realized on the difference between the initial note rate on the Columbia Partnership's mortgages of 4.66% and the actual low floater rate (approximately 3.27% weighted average rate during the period) are deposited into the Pledged Cap Account. To the extent the future cash flow generated by the Columbia Partnership is not utilized to fund the Operating Deficit Reserve or Pledged Cap Account, such cash flow, under the Citibank loan terms, will be deposited to the Bond Retirement Escrow to make additional mortgage principal payments. However, there can be no assurance that the level of cash flow generated by the Complexes during the three months ended March 31, 2000 will continue in future periods.

Results of operations improved for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. Financial expenses increased primarily as a result of an increase in the weighted average interest rate on the Columbia Partnership's mortgages from approximately 2.47% during the three months ended March 31, 1999 to approximately 3.27% during the three months ended March 31, 2000. Operating and maintenance expenses increased for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999 as a result of scheduled repairs and improvements.

As of March 31, 2000, the occupancy of Fieldpointe Apartments was approximately 96% and the occupancy of The Westmont was approximately 99% as to residential units and 100% as to commercial space. The future operating results of the Complexes will be extremely dependent on market conditions and therefore may be subject to significant volatility. The Complexes are generally in good physical condition and are being managed by experienced management companies.

Three Months Ended March 31, 1999

During the three months ended March 31, 1999, the Columbia Partnership and the Carrollton Partnership generated

                      SECURED INCOME L.P. AND SUBSIDIARIES

income from operating activities of approximately $797,000 and approximately $271,000, respectively. Mortgage principal payments during the period for the Columbia Partnership and the Carrollton Partnership were approximately $88,000 and approximately $31,000, respectively. Deposits to the Pledged Cap Account and the Bond Retirement Escrow during the period were approximately $180,000 and approximately $14,000, respectively. During the three months ended March 31, 1999, the Columbia Partnership incurred approximately $154,000 in connection with the credit enhancement fee. After considering the respective mandatory mortgage principal payments, required deposits to mortgage escrows and payments for the credit enhancement fee, among other things, the Complexes generated combined cash flow of approximately $235,000 during the three months ended March 31, 1999. As of March 31, 1999, the occupancy of Fieldpointe Apartments was approximately 97% and the occupancy of The Westmont was approximately 99% as to residential units and 100% as to commercial space.


Year 2000 Compliance

The inability of computers, software and other equipment utilizing microprocessors to recognize and properly process data fields containing a two-digit year is commonly referred to as the year 2000 compliance ("Y2K") issue. As the year 2000 unfolds, certain systems may be unable to accurately process certain databased information. Many businesses may need to upgrade existing systems or purchase new ones to correct the Y2K issue. The Partnership has performed an assessment of its computer software and hardware and believes it has made the necessary upgrades in an effort to ensure compliance. However, there can be no assurance that the systems of other entities on which the Partnership relies, including Carrolton and Columbia which report to the Partnership on a periodic basis for the purpose of the Partnership's reporting to its investors, have been or will be sufficiently converted. The total cost associated with Y2K implementation is not expected to materially impact the Partnership's financial position or results of operations in any given year. However, there can be no assurance that a failure to convert by the Partnership or another entity would not have a material adverse impact on the Partnership.


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


                                                 SECURED INCOME L.P.


                                                 By: Wilder Richman Resources
                                                     Corporation
                                                     General Partner


Date:  May 15, 2000                              /s/ Richard Paul Richman
                                                 -----------------------------
                                                 Richard Paul Richman
                                                 President, Chief Executive
                                                 Officer and Director