Form 10-Q
period 2000-06-30
SECURED INCOME L P
filed 2000-08-14
CIK 804217

SECURITIES AND EXCHANGE COMMISSION
                                 Washington, DC
                            -------------------------

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

                                       OR

_____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_______________ to ___________

                         Commission file number 0-17412

                               Secured Income L.P.
                               -------------------
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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.
Yes [X]      No__

                      SECURED INCOME L.P. AND SUBSIDIARIES

                         Part I - Financial Information

Table of Contents

Item 1     Financial Statements                                            Page

           Consolidated Balance Sheets                                      3

           Consolidated Statements of Operations                            4

           Consolidated Statements of Cash Flows                            5

           Notes to Consolidated Financial Statements                       6


Item 2     Management's Discussion and Analysis of
           Financial Condition and Results of Operations                    7


Item 3     Quantitative and Qualitative Disclosure about
           Market Risk                                                      8

                      SECURED INCOME L.P. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                                   June 30, 2000
                                                                     (Unaudited)               December 31, 1999
                                                                     -----------               -----------------
ASSETS

Property and equipment (net of accumulated depreciation
  of $18,297,719 and $17,536,766)                                     $ 26,089,848                $ 26,850,801
Cash and cash equivalents                                               12,311,781                   1,910,060
Restricted assets and funded reserves                                    1,152,237                   5,358,448
Tenant security deposits                                                   521,978                     514,405
Accounts receivable                                                         82,511                      69,569
Prepaid expenses                                                            39,562                     597,046
Intangible assets, net of accumulated amortization                       2,928,239                   1,503,273
                                                                      ------------                ------------

                                                                      $ 43,126,156                $ 36,803,602
                                                                      ============                ============
LIABILITIES AND PARTNERS' DEFICIT

Liabilities

  Mortgages payable                                                   $ 42,515,008                $ 33,479,624
  Accounts payable and accrued expenses                                    431,950                     231,790
  Tenant security deposits payable                                         521,978                     512,762
  Due to general partners and affiliates                                   828,646                   3,963,807
  Deferred revenue                                                         128,506                     128,506
                                                                      ------------                ------------

                                                                        44,426,088                  38,316,489
                                                                      ------------                ------------
Partners' deficit

  Limited partners' equity                                                     -                           -
  General partners' deficit                                             (1,299,932)                 (1,512,887)
                                                                      ------------                ------------

                                                                        (1,299,932)                 (1,512,887)
                                                                      ------------                ------------

                                                                      $ 43,126,156                $ 36,803,602
                                                                      ============                ============

                 See notes to consolidated financial statements.



                      SECURED INCOME L.P. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                 Three Months        Six Months          Three Months       Six Months
                                                     Ended              Ended                Ended              Ended
                                                 June 30, 2000      June 30, 2000        June 30, 1999      June 30, 1999
                                                 -------------      -------------        -------------      -------------
REVENUE

Rental                                            $ 1,925,793       $  3,813,622          $ 1,783,116       $  3,562,570
Interest                                              135,685            178,001               17,466             34,181
                                               --------------      -------------         ------------       ------------

TOTAL REVENUE                                       2,061,478          3,991,623            1,800,582          3,596,751
                                               --------------      -------------         ------------       ------------

EXPENSES

Administrative and management                         178,272            366,962              195,812            396,685
Operating and maintenance                             363,615            640,841              343,176            590,445
Taxes and insurance                                   329,906            652,967              305,187            622,428
Financial                                             652,069          1,239,915              570,004          1,105,613
Depreciation and amortization                         438,992            877,983              435,752            871,504
                                               --------------      -------------         ------------       ------------

TOTAL EXPENSES                                      1,962,854          3,778,668            1,849,931          3,586,675
                                               --------------      -------------         ------------       ------------

NET EARNINGS (LOSS)                            $       98,624      $     212,955         $    (49,349)      $     10,076
                                               ==============      =============         ============       ============
NET EARNINGS (LOSS) ATTRIBUTABLE TO

     Limited partners                          $            -      $           -         $          -       $          -
     General partners                                  98,624            212,955              (49,349)            10,076
                                               --------------      -------------         ------------      -------------

                                               $       98,624      $     212,955         $    (49,349)      $     10,076
                                               ==============      =============         ============       ============
NET EARNINGS (LOSS) ALLOCATED
     PER UNIT OF LIMITED
     PARTNERSHIP INTEREST                      $            -      $           -         $          -       $          -
                                               ===============     =============         ============       ============

                 See notes to consolidated financial statements.



                      SECURED INCOME L.P. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)

                                                                             2000                   1999
                                                                        --------------         --------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net earnings                                                            $     212,955            $     10,076
Adjustments to reconcile net earnings to net cash provided
    by operating activities
      Depreciation and amortization                                           877,983                 871,504
      Decrease (increase) in restricted assets and funded reserves          4,206,211                (843,799)
      Increase in tenant security deposits                                     (7,573)                (12,373)
      Decrease (increase) in accounts receivable                              (12,942)                  8,933
      Decrease in prepaid expenses                                            557,484                  74,281
      Increase in accounts payable and accrued expenses                       200,160                  30,305
      Increase in tenant security deposits payable                              9,216                  15,249
      Increase (decrease) in due to general partners and affiliates        (3,135,161)                121,801
                                                                        -------------            ------------

Net cash provided by operating activities                                   2,908,333                 275,977
                                                                        -------------            ------------

CASH FLOWS FROM FINANCING ACTIVITIES

Mortgage proceeds                                                          32,750,000
Payment of financing costs                                                 (1,541,996)
Payments of principal on permanent financing                              (23,714,616)               (239,124)
                                                                        -------------            ------------

Net cash provided by (used in) financing activities                         7,493,388                (239,124)
                                                                        -------------            ------------

NET INCREASE IN CASH AND
   CASH EQUIVALENTS                                                        10,401,721                  36,853

Cash and cash equivalents at beginning of period                            1,910,060               1,885,257
                                                                        -------------            ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $  12,311,781            $  1,922,110
                                                                        =============            ============

SUPPLEMENTAL INFORMATION

Financial expenses paid                                                 $   2,703,533             $ 1,017,289
                                                                        =============             ===========

                 See notes to consolidated financial statements.

                      SECURED INCOME L.P. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (Unaudited)


1. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The results of operations are impacted significantly by the results of operations of the Carrollton and Columbia Partnerships, which is provided on an unaudited basis during interim periods. Accordingly, the accompanying consolidated financial statements are dependent on such unaudited information. In the opinion of the General Partners, the consolidated financial statements include all adjustments necessary to reflect fairly the results of the interim periods presented. All adjustments are of a normal recurring nature. No significant events have occurred subsequent to December 31, 1999 and no material contingencies exist which would require additional disclosure in the report under Regulation S-X, Rule 10-01 paragraph A-5, except as described below in Note 3.

     The results of operations for the six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the entire year.

2. Additional information, including the audited December 31, 1999 Consolidated Financial Statements and the Summary of Significant Accounting Policies, is included in Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 on file with the Securities and Exchange Commission.

3. On June 7, 2000, the Columbia Partnership's mortgages were refinanced with the Federal Home Loan Mortgage Corporation ("Freddie Mac") replacing Citibank as the credit enhancer. Credit enhancement has been provided for $24.2 million in tax exempt bonds and an $8.55 million conventional mortgage. The Columbia Partnership was able to utilize the mortgage escrows that had been restricted previously and the cash distribution restrictions no longer apply. After the payment of costs incurred in connection with the refinancing and the establishment of certain reserves, the Columbia Partnership had a surplus of approximately $12.5 million. The Columbia Partnership utilized approximately $3,246,000 to repay the Columbia Operating General Partners for operating deficit loans and accrued interest thereon. During July 2000, the Partnership received a distribution from the Columbia Partnership of approximately $9,063,000 and accrued investor service fees of approximately $183,000. The Partnership made a distribution in July 2000 of approximately $8,219,000, representing $8.35 per Unit, to Unit holders of record as of June 30, 2000.

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

On June 7, 2000, the Columbia Partnership's mortgages were refinanced with the Federal Home Loan Mortgage Corporation ("Freddie Mac") replacing Citibank as the credit enhancer. Credit enhancement has been provided for $24.2 million in tax exempt bonds and an $8.55 million conventional mortgage. The Columbia Partnership was able to utilize the mortgage escrows that had been restricted previously and the cash distribution restrictions no longer apply. After the payment of costs incurred in connection with the refinancing and the establishment of certain reserves, the Columbia Partnership had a surplus of approximately $12.5 million. The Columbia Partnership utilized approximately $3,246,000 to repay the Columbia Operating General Partners for operating deficit loans and accrued interest thereon. During July 2000, the Partnership received a distribution from the Columbia Partnership of approximately $9,063,000 and accrued investor service fees of approximately $183,000. The Partnership made a distribution in July 2000 of approximately $8,219,000, representing $8.35 per Unit, to Unit holders of record as of June 30, 2000.

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

During the six months ended June 30, 2000, as a result of the Columbia Partnership's mortgage refinancing and cash flows generated by the operations of the Complexes, cash and cash equivalents increased by approximately $10,402,000 and restricted assets and funded reserves decreased by approximately $4,206,000. Mortgages payable increased due to the mortgage proceeds in connection with the refinancing, partially offset by regular principal amortization of approximately $243,000. Due to general partners and affiliates decreased primarily as a result of the repayment of the advances provided by the Columbia Operating General Partners and accrued interest thereon. Property and equipment decreased by approximately $761,000 due to depreciation, while intangible assets increased by approximately $1,425,000 due to costs incurred in connection with the refinancing of the Columbia Partnership's mortgages of approximately $1,542,000, partially offset by amortization of approximately $117,000. Property and equipment and intangible assets are expected to decrease annually as the cost of these assets is allocated to future periods over their remaining lives. Prepaid expenses decreased while accounts payable and accrued expenses increased in the ordinary course of operations.

Results of Operations

Six Months Ended June 30, 2000

During the six months ended June 30, 2000, the Columbia Partnership and the Carrollton Partnership generated income from operating activities of approximately $1,846,000 and approximately $503,000, respectively. Mortgage principal payments during the period for the Columbia Partnership and the Carrollton Partnership were approximately $176,000 and approximately $67,000, respectively. Deposits to the Pledged Cap Account and the Bond Retirement Escrow during the period, prior to the refinancing of the Columbia Partnership's mortgages, were approximately $278,000 and approximately $339,000, respectively. Pursuant to the terms of the Columbia Partnership's mortgages, the former lender was entitled to a credit enhancement fee of 2.5% per annum based on the outstanding loan balance. During the six months ended June 30, 2000, the Columbia Partnership incurred approximately $270,000 in connection with such fee. After considering the respective mandatory mortgage principal payments, required deposits to mortgage escrows and payments for the credit enhancement fee, among other things, the Complexes generated combined cash flow of approximately $373,000 during the six months ended June 30, 2000. However, there can be no assurance that the level of cash flow generated by the Complexes during the six months ended June 30, 2000 will continue in future periods.

                      SECURED INCOME L.P. AND SUBSIDIARIES

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


Results of operations improved for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. Financial expenses increased primarily as a result of an increase in the weighted average interest rate on the Columbia Partnership's mortgages from approximately 2.78% during the six months ended June 30, 1999 to approximately 3.79% during the six months ended June 30, 2000. Interest revenue increased during the six months ended June 30, 2000 as compared to the six months ended June 30, 1999 as a result of the timely recording of interest on restricted assets and funded reserves in 2000. Operating and maintenance expenses increased for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999 as a result of scheduled repairs and improvements.

As of June 30, 2000, the occupancy of Fieldpointe Apartments was approximately 98% and the occupancy of The Westmont was approximately 99% as to residential units and 100% as to commercial space. The future operating results of the Complexes will be extremely dependent on market conditions and therefore may be subject to significant volatility. The Complexes are generally in good physical condition and are being managed by experienced management companies.

Six Months Ended June 30, 1999

During the six months ended June 30, 1999, the Columbia Partnership and the Carrollton Partnership generated income from operating activities of approximately $1,565,000 and approximately $470,000, respectively. Mortgage principal payments during the period for the Columbia Partnership and the Carrollton Partnership were approximately $176,000 and approximately $63,000, respectively. Deposits to the Pledged Cap Account and the Bond Retirement Escrow during the period were approximately $314,000 and approximately $15,000, respectively. During the six months ended June 30, 1999, the Columbia Partnership incurred approximately $310,000 in connection with the credit enhancement fee. After considering the respective mandatory mortgage principal payments, required deposits to mortgage escrows and payments for the credit enhancement fee, among other things, the Complexes generated combined cash flow of approximately $391,000 during the six months ended June 30, 1999. As of June 30, 1999, the occupancy of Fieldpointe Apartments was approximately 96% and the occupancy of The Westmont was approximately 98% as to residential units and 100% as to commercial space.


Year 2000 Compliance

The Partnership successfully completed a program to ensure Year 2000 readiness. As a result, the Partnership had no Year 2000 problems that affected its business, results of operations or financial condition.


Item 3   Quantitative and Qualitative Disclosure about Market Risk

The Partnership has market risk sensitivity with regard to financial instruments concerning potential interest rate fluctuations in connection with the low floater rates associated with the Columbia Partnership's first mortgage. Accordingly, an increase in the low-floater interest rates could have a material adverse impact on the Partnership's results of operations.

                      SECURED INCOME L.P. AND SUBSIDIARIES

                           Part II - Other Information


Item 1     Legal Proceedings

           None

Item 2     Changes in Securities

           None

Item 3     Defaults upon Senior Securities

           None

Item 4     Submission of Matters to a Vote of Security Holders

           None

Item 5     Other Information

           None

Item 6     Exhibits and Reports on Form 8-K

           A Current Report on Form 8-K, dated June 7, 2000, was filed relating to the refinancing of the Columbia Partnership's mortgages (see discussion in Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations).

           A Current Report on Form 8-K, dated July 31, 2000, was filed relating to the distribution of $8.35 per Unit of limited partnership interest to Unit holders of record as of June 30, 2000 (see discussion in Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations).

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


                                            SECURED INCOME L.P.


                                             By:  Wilder Richman Resources
                                                  Corporation
                                                  General Partner



Date:  August 11, 2000                       /s/ Richard Paul Richman
                                             --------------------------------
                                             Richard Paul Richman
                                             President, Chief Executive Officer
                                             and Director