Form 10-Q
period 2000-09-30
SECURED INCOME L P
filed 2000-11-14
CIK 804217

Washington, DC
                            -------------------------

                                    FORM 10-Q


  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

                                       OR

_____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________   to ____________


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

Yes [X]     No____

                      SECURED INCOME L.P. AND SUBSIDIARIES

                         Part I - Financial Information


Table of Contents

Item 1     Financial Statements                                            Page
           --------------------                                            ----

           Consolidated Balance Sheets                                       3

           Consolidated Statements of Operations                             4

           Consolidated Statements of Cash Flows                             5

           Notes to Consolidated Financial Statements                        6


Item 2     Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                         7


Item 3     Quantitative and Qualitative Disclosure about Market Risk         8


                      SECURED INCOME L.P. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                              September 30, 2000
                                                                 (Unaudited)         December 31, 1999
                                                                 -----------         -----------------
ASSETS

Property and equipment (net of accumulated depreciation
  of $18,678,197 and $17,536,766)                                $ 25,709,370           $ 26,850,801
Cash and cash equivalents                                           4,237,410              1,910,060
Restricted assets and funded reserves                                 887,162              5,358,448
Tenant security deposits                                              530,913                514,405
Accounts receivable                                                    85,244                 69,569
Prepaid expenses                                                      286,537                597,046
Intangible assets, net of accumulated amortization                  2,464,938              1,503,273
                                                                 ------------           ------------
                                                                 $ 34,201,574           $ 36,803,602
                                                                 ============           ============

LIABILITIES AND PARTNERS' DEFICIT

Liabilities

  Mortgages payable                                              $ 42,431,530           $ 33,479,624
  Accounts payable and accrued expenses                               330,390                231,790
  Tenant security deposits payable                                    527,866                512,762
  Due to general partners and affiliates                              812,397              3,963,807
  Deferred revenue                                                    128,506                128,506
                                                                -------------           ------------
                                                                   44,230,689             38,316,489
                                                                -------------           ------------
Partners' deficit

  Limited partners' equity                                         (8,219,481)                   -
  General partners' deficit                                        (1,809,634)            (1,512,887)
                                                                -------------           ------------
                                                                  (10,029,115)            (1,512,887)
                                                                -------------           ------------
                                                                 $ 34,201,574           $ 36,803,602
                                                                =============           ============

                 See notes to consolidated financial statements.


                      SECURED INCOME L.P. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                 Three Months        Nine Months         Three Months        Nine Months
                                                     Ended              Ended                Ended              Ended
                                                 September 30,      September 30,         September 30,      September 30,
                                                     2000               2000                 1999                1999
                                                ---------------    ---------------     ----------------    ----------------
REVENUE

Rental                                            $ 1,960,282       $  5,773,904          $ 1,813,699       $  5,376,269
Interest                                              103,601            281,602               37,187             71,368
                                                  -----------    ---------------          -----------       ------------

TOTAL REVENUE                                       2,063,883          6,055,506            1,850,886          5,447,637
                                                  -----------      -------------          -----------       ------------
EXPENSES

Administrative and management                         189,831            556,793              190,413            587,098
Operating and maintenance                             426,470          1,067,311              326,695            917,140
Taxes and insurance                                   310,179            963,146              308,406            930,834
Financial                                             709,263          1,949,178              579,663          1,685,276
Write-off of financing costs                          444,322            444,322
Depreciation and amortization                         392,259          1,270,242              424,004          1,295,508
                                                 ------------      -------------         ------------      -------------
TOTAL EXPENSES                                      2,472,324          6,250,992            1,829,181          5,415,856
                                                 ------------      -------------         ------------      -------------
NET EARNINGS (LOSS)                              $   (408,441)     $    (195,486)        $     21,705      $      31,781
                                                 ============      =============         ============      =============

NET EARNINGS (LOSS) ATTRIBUTABLE TO

     Limited partners                            $          -      $           -         $          -      $           -
General partners                                     (408,441)          (195,486)              21,705             31,781
                                                 ------------      -------------         ------------      -------------
                                                 $   (408,441)     $   (195,486)         $     21,705      $      31,781
                                                 ============      ============          ============      =============
NET EARNINGS (LOSS) ALLOCATED
     PER UNIT OF LIMITED
     PARTNERSHIP INTEREST                        $          -      $          -          $          -      $           -
                                                 ============      ============          ============      =============

                 See notes to consolidated financial statements.


                      SECURED INCOME L.P. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)

                                                                             2000               1999
                                                                       ---------------     ---------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net earnings (loss)                                                    $     (195,486)    $       31,781
Adjustments to reconcile net earnings to net cash provided
    by operating activities
      Depreciation and amortization                                         1,270,242          1,295,508
      Write-off of financing costs                                            444,322
      Decrease (increase) in restricted assets and funded reserves          4,471,286         (1,482,857)
      Increase in tenant security deposits                                    (16,508)           (16,297)
      Decrease (increase) in accounts receivable                              (15,675)             9,257
      Decrease in prepaid expenses                                            310,509            287,732
      Increase in intangible assets                                        (1,534,798)
      Increase in accounts payable and accrued expenses                        98,600             37,684
      Increase in tenant security deposits payable                             15,104             16,837
      Increase (decrease) in due to general partners and affiliates        (1,450,730)           183,126
                                                                       --------------       ------------
Net cash provided by operating activities                                   3,396,866            362,771
                                                                       --------------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES

Mortgage proceeds                                                           9,249,082
Repayment of general partner advances                                      (1,700,680)
Distributions to partners                                                  (8,320,742)
Payments of principal on permanent financing                                 (297,176)          (359,410)
                                                                       --------------      -------------
Net cash used in financing activities                                      (1,069,516)          (359,410)
                                                                       --------------      -------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                   2,327,350              3,361

Cash and cash equivalents at beginning of period                            1,910,060          1,885,257
                                                                        -------------       ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $   4,237,410        $ 1,888,618
                                                                        =============        ===========
SUPPLEMENTAL INFORMATION

Financial expenses paid                                                 $   3,421,916        $ 1,552,790
                                                                        =============        ===========
NON-CASH FINANCING ACTIVITY

Reduction in mortgages payable with refinancing proceeds                $  23,500,918
                                                                        =============

                 See notes to consolidated financial statements.

                      SECURED INCOME L.P. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (Unaudited)


1. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The results of operations are impacted significantly by the results of operations of the Carrollton and Columbia Partnerships, which is provided on an unaudited basis during interim periods. Accordingly, the accompanying consolidated financial statements are dependent on such unaudited information. In the opinion of the General Partners, the consolidated financial statements include all adjustments necessary to reflect fairly the results of the interim periods presented. All adjustments are of a normal recurring nature. No significant events have occurred subsequent to December 31, 1999 and no material contingencies exist which would require additional disclosure in the report under Regulation S-X, Rule 10-01 paragraph A-5, except as described below in Note 3 and in Part II, Item 5.

     The results of operations for the nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the entire year.

2. Additional information, including the audited December 31, 1999 Consolidated Financial Statements and the Summary of Significant Accounting Policies, is included in Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 on file with the Securities and Exchange Commission.

3. On June 7, 2000, the Columbia Partnership's mortgages were refinanced with the Federal Home Loan Mortgage Corporation ("Freddie Mac") replacing Citibank as the credit enhancer. Credit enhancement has been provided for $24.2 million in tax exempt bonds and an $8.55 million conventional mortgage. The Columbia Partnership was able to utilize the mortgage escrows that had been restricted previously and the cash distribution restrictions no longer apply. After the payment of costs incurred in connection with the refinancing and the establishment of certain reserves, the Columbia Partnership had a surplus of approximately $12.6 million. The Columbia Partnership utilized approximately $3,246,000 to repay the Columbia Operating General Partners for operating deficit loans and accrued interest thereon. During July and September 2000, the Partnership received distributions from the Columbia Partnership totaling approximately $9,104,000 and accrued investor service fees of approximately $177,000. The Partnership made a distribution in July 2000 of approximately $8,219,000, representing $8.35 per Unit, to Unit holders of record as of June 30, 2000.

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

On June 7, 2000, the Columbia Partnership's mortgages were refinanced (the "Refinancing") with the Federal Home Loan Mortgage Corporation ("Freddie Mac") replacing Citibank as the credit enhancer. Credit enhancement has been provided for $24.2 million in tax exempt bonds (the "First Mortgage") and an $8.55 million conventional mortgage (the "Second Mortgage"). The First Mortgage requires monthly payments of interest only until the maturity of the Second Mortgage (see below). The monthly interest rate is based on a variable low floater index. In connection with the First Mortgage, the Columbia Partnership purchased an interest rate cap. In addition to the interest, monthly fees totaling approximately $24,000 are required, which fees include a credit enhancement fee and approximately $4,000 that is deposited to an escrow for the purchase of a future interest rate cap. The Second Mortgage bears interest at 8.07% and requires monthly principal and interest payments of $82,054 through maturity in July 2015. As a result of the Refinancing, the Columbia Partnership was able to utilize the mortgage escrows that had been restricted previously and the cash distribution restrictions no longer apply. After the payment of costs incurred in connection with the Refinancing and the establishment of certain reserves, the Columbia Partnership had a surplus of approximately $12.6 million. The Columbia Partnership utilized approximately $3,246,000 to repay the Columbia Operating General Partners for operating deficit loans and accrued interest thereon. During July and September 2000, the Partnership received distributions from the Columbia Partnership totaling approximately $9,104,000 and accrued investor service fees of approximately $177,000. The Partnership made a distribution in July 2000 of approximately $8,219,000, representing $8.35 per Unit, to Unit holders of record as of June 30, 2000.

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

During the nine months ended September 30, 2000, as a result of the Refinancing, the Partnership's distribution to Unit holders and cash flows generated by the operations of the Complexes, cash and cash equivalents increased by approximately $2,327,000 and restricted assets and funded reserves decreased by approximately $4,471,000. Mortgages payable increased due to the mortgage proceeds in connection with the Refinancing, partially offset by regular principal amortization of approximately $297,000. Due to general partners and affiliates decreased primarily as a result of the repayment of the advances provided by the Columbia Operating General Partners and accrued interest thereon. Property and equipment decreased by approximately $1,141,000 due to depreciation. Intangible assets increased by approximately $962,000 due to costs incurred in connection with the Refinancing of approximately $1,535,000, partially offset by the write-off of unamortized financing costs at the date of the Refinancing of approximately $444,000 and amortization of approximately $129,000. Property and equipment and intangible assets are expected to decrease annually as the cost of these assets is allocated to future periods over their remaining lives. Prepaid expenses decreased while accounts payable and accrued expenses increased in the ordinary course of operations.

Results of Operations

Nine Months Ended September 30, 2000

During the nine months ended September 30, 2000, the Columbia Partnership and the Carrollton Partnership generated income from operating activities of approximately $2,741,000 and approximately $744,000, respectively. Mortgage principal payments during the period for the Columbia Partnership and the Carrollton Partnership were approximately $196,000 and approximately $101,000, respectively. Deposits to the Pledged Cap Account and the Bond Retirement Escrow during the period, prior to the Refinancing, were approximately $278,000 and approximately $339,000, respectively. Pursuant to the terms of the Columbia Partnership's mortgages, the former lender was entitled to a credit enhancement fee of 2.5% per annum based on the outstanding loan balance. Prior to the Refinancing, the Columbia Partnership incurred approximately $270,000 in connection with such fee. After considering the respective mandatory mortgage principal payments, required deposits to mortgage escrows and payments for the credit enhancement fee, among other things, the Complexes generated combined cash flow of approximately $695,000 during the nine months ended September 30, 2000. However, there can be no assurance that the level of cash flow generated by the Complexes during the nine months ended September 30, 2000 will continue in future periods.

                      SECURED INCOME L.P. AND SUBSIDIARIES


Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of operations improved for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999, with the exception of the write-off of unamortized financing costs of $444,322 in connection with the Refinancing, which charge had no impact on the Property's cash flow. Financial expenses increased primarily as a result of an increase in the weighted average interest rate on the Columbia Partnership's first mortgage from approximately 2.85% during the nine months ended September 30, 1999 to approximately 3.86% during the nine months ended September 30, 2000 and as a result of the additional borrowing in connection with the Refinancing. Interest revenue increased during the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999 as a result of the timely recording of interest on restricted assets and funded reserves in 2000. Operating and maintenance expenses increased for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999 as a result of scheduled repairs and improvements.

As of September 30, 2000, the occupancy of Fieldpointe Apartments was approximately 98% and the occupancy of The Westmont was 100% as to both residential units and commercial space. The future operating results of the Complexes will be extremely dependent on market conditions and therefore may be subject to significant volatility. The Complexes are generally in good physical condition and are being managed by experienced management companies.

Nine Months Ended September 30, 1999

During the nine months ended September 30, 1999, the Columbia Partnership and the Carrollton Partnership generated income from operating activities of approximately $2,355,000 and approximately $731,000, respectively. Mortgage principal payments during the period for the Columbia Partnership and the Carrollton Partnership were approximately $264,000 and approximately $95,000, respectively. Deposits to the Pledged Cap Account and the Bond Retirement Escrow during the period were approximately $452,000 and approximately $15,000, respectively. During the nine months ended September 30, 1999, the Columbia Partnership incurred approximately $467,000 in connection with the credit enhancement fee. After considering the respective mandatory mortgage principal payments, required deposits to mortgage escrows and payments for the credit enhancement fee, among other things, the Complexes generated combined cash flow of approximately $621,000 during the nine months ended September 30, 1999. As of September 30, 1999, the occupancy of Fieldpointe Apartments was approximately 96% and the occupancy of The Westmont was approximately 97% as to residential units and 100% as to commercial space.


Year 2000 Compliance

The Partnership successfully completed a program to ensure Year 2000 readiness. As a result, the Partnership had no Year 2000 problems that affected its business, results of operations or financial condition.


Item 3   Quantitative and Qualitative Disclosure about Market Risk

The Partnership has market risk sensitivity with regard to financial instruments concerning potential interest rate fluctuations in connection with the low floater rates associated with the Columbia Partnership's first mortgage. Accordingly, a fluctuation in the low-floater interest rates of .25% would have a $60,500 annualized impact on the Partnership's results of operations.

                      SECURED INCOME L.P. AND SUBSIDIARIES

                           Part II - Other Information


Item 1     Legal Proceedings

           Registrant is not aware of any material legal proceedings.

Item 2     Changes in Securities

           None

Item 3     Defaults upon Senior Securities

           None

Item 4     Submission of Matters to a Vote of Security Holders

           None

Item 5     Other Information

           On June 7, 2000, the Columbia Partnership's mortgages were refinanced (the "Refinancing") with the Federal Home Loan Mortgage Corporation ("Freddie Mac") replacing Citibank as the credit enhancer. See further discussion regarding the Refinancing in Item 2
           - Management's Discussion and Analysis of Financial Condition and Results of Operations.


           On September 29, 2000, an affiliate of Real Estate Equity Partners L.P., one of the general partners of Registrant, acquired 154,106 Units of Registrant in a private transaction at a price of $13.25 per Unit. Such acquisition represents approximately 15.6% of the outstanding Units.

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


                                             SECURED INCOME L.P.


                                             By: Wilder Richman Resources
                                                 Corporation
                                                 General Partner



Date:  November 14, 2000                      /s/ Richard Paul Richman
                                              ---------------------------------
                                              Richard Paul Richman
                                              President, Chief Executive Officer
                                              and Director