Form 10-K
period 2000-12-31
SECURED INCOME L P
filed 2001-04-02
CIK 804217

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

                (Mark One)

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                    For fiscal year ended December 31, 2000
                                          -----------------

                                       OR

                [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the transition period from ________ to ________.

                                     0-17412
                            (Commission File Number)

                               Secured Income L.P.
                               -------------------
      (Exact name of registrant as specified in its governing instruments)

            Delaware                                        06-1185846
- --------------------------------------------       -----------------------------
     (State or other jurisdiction                      (I.R.S. Employer
         of organization)                              Identification No.)

Wilder Richman Resources Corporation
599 W. Putnam Avenue
Greenwich, Connecticut                                         06830
- --------------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:        (203) 869-0900
                                                     ---------------------------

Securities registered pursuant to Section 12(b) of the Act:

           None
- ---------------------------
(Title of each Class)

Securities registered pursuant to Section 12(g) of the Act:

                      Units of Limited Partnership Interest
- --------------------------------------------------------------------------------
                                (Title of Class)

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

                                     PART I
                                     ------

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

Item 2 Properties

The following table sets forth information regarding the Complexes owned by the Operating Partnerships as of December 31, 2000.
                                                                  Number of
       Property                         Location                Dwelling Units
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

The mortgage financing of the Carrollton Partnership was financed from the sale of tax-exempt bonds pursuant to the terms of Section 103(b)(4)(a) of the Internal Revenue Code. The mortgage in the original amount of $10,494,100, bearing fixed 6.09% interest and maturing in February 2028, is insured by the United States Department of Housing and Urban Development ("HUD") under Section 221(d)(4) of the National Housing Act, as amended. Under the terms of the financing, 80% of the units are permitted market rate rents and 20% of the units are to be rented to people earning no more than the low or moderate income levels within the meaning of Section 103(b)(4)(a) of the Internal Revenue Code. The Fieldpointe Apartments occupancy rate was approximately 96% as of December 31, 2000.

The Westmont, which is owned by Columbia Westmont Associates, L.P., formerly Columbia Associates (the "Columbia Partnership"), contains 163 apartment units, 9,415 square feet of commercial space, 46 garage parking spaces, and a penthouse with an exercise center and health club which offers exercise equipment, steam room, sauna, jacuzzi and a large terrace. The apartments feature numerous luxury amenities, including security systems, microwave ovens, dishwashers and hardwood floors.

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

The Columbia Partnership's mortgages were refinanced on June 7, 2000. The first mortgage, in the amount of $24.2 million, is subject to interest based on a variable low floater index with credit enhancement provided by the Federal Home Loan Mortgage Corporation ("Freddie Mac") and matures in July 2030. The second mortgage, in the amount of $8.55 million and payable to Freddie Mac, is subject to fixed interest at 8.07% and matures in July 2015. Under the terms of the refinancing, 20% of the residential units in The Westmont will be maintained for occupancy by low or moderate income tenants through July 2004. The Westmont's occupancy rate as of December 31, 2000 was approximately 99% as to residential dwelling units and 100% as to commercial space.

As of December 31, 2000, the market rental rates of the Complexes were approximately as follows:


                                       Fieldpointe                   The
                                        Apartments                 Westmont
                                        ----------                 --------

       Monthly Rental Rates:
          Studio                                                $1,889-$2,300
          One-Bedroom                   $660-$700               $1,718-$3,196
          Two-Bedroom                   $680-$830               $2,706-$4,125
          Three-Bedroom                 $885-$960               $3,847-$4,773


The low and moderate income rental rates as of December 31, 2000 for Fieldpointe Apartments fall within the ranges noted above. Such rates for The Westmont range from $705 to $995.

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

Holders

As of December 31, 2000, there were approximately 1,004 record holders of Units (the "Limited Partners") holding an aggregate of 984,369 Units in the Partnership.

Distributions

The Agreement of Limited Partnership of Registrant (the "Partnership Agreement") provides that all Cash Available for Distribution (as defined therein) be distributed quarterly to the partners in specified proportions. As part of the June 2000 restructuring of the Columbia Partnership's financing, the Columbia Partnership distributed approximately $9,104,000 to the Partnership. The Partnership made a distribution in July 2000 of approximately $8,219,000, representing $8.35 per Unit, to Unit holders of record as of June 30, 2000. Prior to the mortgage restructuring, the Columbia Partnership was prohibited from distributing cash flow from operations. See Item 7 herein, Management's Discussion and Analysis of Financial Condition and Results of Operations, for further discussion. There were no distributions to the Limited Partners declared during the year ended December 31, 1999.


Item 6        Selected Financial Data

The following table summarizes certain selected consolidated financial information concerning Registrant and should be read in conjunction with the consolidated financial statements and the related notes thereto:


                                                 Year Ended December 31,

                              2000          1999            1998            1997            1996
                         ------------    ------------   ------------    ------------    ------------
Total revenue            $  8,138,955    $  7,501,288   $  7,078,399    $  6,787,161    $  6,434,698
Net earnings (loss)          (167,210)*       121,017       (216,504)       (596,273)        (69,521)


Net loss allocated
  per unit of limited
  partnership interest           --              --             --              --              --

At year end:

  Total assets             34,099,609      36,803,602     38,958,954      38,149,194      39,322,376
  Mortgages payable        42,321,643      33,479,624     33,973,813      34,449,756      35,320,565

  Long-term debt                 --              --             --              --              --

* Includes  extraordinary  loss of $509,899 in connection  with the write-off of
unamortized  mortgage  costs.  See  Management's   Discussion  and  Analysis  of
Financial Condition and Results of Operations.

Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Partnership's primary sources of funds are rents generated by the Operating Partnerships and interest derived from investments and deposits, certain of which are restricted in accordance with the terms of the mortgages of the Operating Partnerships. The Partnership's investments are highly illiquid.

On June 7, 2000, the Columbia Partnership's mortgages were refinanced (the "Refinancing") with the Federal Home Loan Mortgage Corporation ("Freddie Mac") replacing Citibank N.A. ("Citibank") as the credit enhancer. Credit enhancement has been provided for $24.2 million in tax exempt bonds (the "First Mortgage") and an $8.55 million conventional mortgage due to Freddie Mac (the "Second Mortgage"). The First Mortgage matures in July 2030 and requires monthly payments of interest only until the maturity of the Second Mortgage (see below). The interest rate is based on a weekly variable low floater index, which varied from 3.1% to 5.25% during 2000. As a result of having a variable interest rate associated with First Mortgage, the Columbia Partnership purchased an interest rate cap, such that the rate cannot exceed 6.54% through June 1, 2005. In addition to the interest, monthly fees totaling approximately $24,000 are required, which fees include the credit enhancement fee and approximately $4,000 that is deposited to an escrow for the purchase of a future interest rate cap. The Second Mortgage bears interest at 8.07% and requires monthly principal and interest payments of $82,054 through maturity in July 2015. As a result of the Refinancing, the Columbia Partnership was able to utilize the mortgage escrows that had been restricted previously and the cash distribution restrictions no longer apply. After the payment of costs incurred in connection with the Refinancing and the establishment of certain reserves, the Columbia Partnership had a surplus of approximately $12.6 million. The Columbia Partnership utilized approximately $9,281,000 as a distribution to the Partnership (including accrued investor service fees of approximately $177,000) and approximately $3,285,000 to repay the Columbia Operating General Partners for advances, operating deficit loans and accrued interest thereon. The Partnership made a distribution in July 2000 of approximately $8,219,000, representing $8.35 per Unit, to Unit holders of record as of June 30, 2000.

The Partnership is not expected to have access to additional sources of financing. Accordingly, if unforeseen contingencies arise that cause an Operating Partnership to require capital in addition to that contributed by the Partnership and any equity of the Operating General Partners, potential sources from which such capital needs will be able to be satisfied (other than reserves) would be additional equity contributions of the Operating General Partners or other equity reserves, if any, which could adversely affect the distribution from the Operating Partnerships to the Partnership of operating cash flow and any sale or refinancing proceeds.

During 2000, as a result of the Refinancing, the Partnership's distribution to Unit holders and cash flows generated by the operations of the Complexes, cash and cash equivalents increased by approximately $2,410,000 and restricted assets and funded reserves decreased by approximately $4,827,000. Mortgages payable increased due to the mortgage proceeds in connection with the Refinancing, partially offset by regular principal amortization of approximately $407,000. Due to general partners and affiliates decreased primarily as a result of the repayment of the advances provided by the Columbia Operating General Partners and accrued interest thereon and the payment of approximately $186,000 by the Partnership for investor services fees. As of December 31, 2000, the Partnership owes approximately $390,000 to an affiliate of certain General Partners for accrued investor services fees.

Property and equipment decreased by approximately $1,235,000 due to capitalized improvements of approximately $299,000, exceeded by depreciation of approximately $1,534,000. Intangible assets increased by approximately $846,000 due to costs incurred in connection with the Refinancing of approximately $1,535,000, partially offset by the write-off of unamortized financing costs at the date of the Refinancing of approximately $510,000 and amortization of approximately $179,000. Property and equipment and intangible assets are expected to decrease annually as the cost of these assets is allocated to future periods over their remaining lives.

Results of Operations

Year Ended December 31, 2000

During 2000, the Columbia Partnership and the Carrollton Partnership generated income from operating activities of approximately $3,560,000 and approximately $1,049,000, respectively. Mortgage principal payments during 2000 for the Columbia Partnership and the Carrollton Partnership were approximately $271,000 and approximately $136,000, respectively. Deposits to the Pledged Cap Account and the Bond Retirement Escrow during 2000, prior to the Refinancing, were approximately $167,000 and approximately $331,000, respectively. Pursuant to the terms of the Columbia Partnership's prior mortgages, the prior lender was entitled to a credit enhancement fee of 2.5% per annum based on the outstanding loan balance. During 2000, the Columbia Partnership incurred $270,242 in connection with such fee prior to the Refinancing. After considering the respective mandatory mortgage principal payments, required deposits to mortgage escrows and payments for the credit enhancement fee, among other things, the Complexes generated combined cash flow of approximately $995,000 during 2000. However, there can be no assurance that the level of cash flow generated by the Complexes in 2000 will continue in future years.

Results of operations improved in 2000 as compared to 1999, with the exception of the write-off of unamortized financing costs of $509,899 in connection with the Refinancing, which charge had no impact on Registrant's cash flow. Financial expenses increased primarily as a result of an increase in the weighted average interest rate on the Columbia Partnership's first mortgage from approximately 3.04% in 1999 to approximately 3.95% in 2000 and the increase in mortgages payable resulting from the Refinancing. Operating and maintenance expenses were higher during the year ended December 31, 2000 primarily due to scheduled maintenance.

As of December 31, 2000, the occupancy of Fieldpointe Apartments was approximately 96% and the occupancy of The Westmont was approximately 99% as to residential units and 100% as to commercial space. The future operating results of the Complexes will be extremely dependent on market conditions and therefore may be subject to significant volatility. The Complexes are generally in good physical condition and are being managed by experienced management companies.

Year Ended December 31, 1999

During 1999, the Columbia Partnership and the Carrollton Partnership generated income from operating activities of approximately $3,265,000 and approximately $1,001,000, respectively. Mortgage principal payments during 1999 for the Columbia Partnership and the Carrollton Partnership were approximately $366,000 and approximately $128,000, respectively. Deposits to the Pledged Cap Account and the Bond Retirement Escrow during 1999 were approximately $674,000 and approximately $35,000, respectively. During 1999, the Columbia Partnership incurred $624,293 in connection with the lender credit enhancement fee. After considering the respective mandatory mortgage principal payments, required deposits to mortgage escrows and payments for the credit enhancement fee, among other things, the Complexes generated combined cash flow of approximately $763,000 during 1999.

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

Results of operations improved in 1998 as compared to 1997. Financial expenses decreased as a result of costs being incurred in 1997 by the Columbia Partnership in connection with attempts to refinance its mortgages and savings realized from the decrease in the weighted average interest rate on the Columbia Partnership's mortgages from approximately 3.56% in 1997 to approximately 3.23% in 1998. Operating and maintenance expenses were higher during the year ended December 31, 1997 primarily due to scheduled maintenance in 1997. Taxes and insurance expenses increased in 1998 due primarily to an increase in the Columbia Partnership's real estate taxes, which includes charges for 1997 taxes not billed until 1998, net of a refund of certain prior years' taxes. Interest revenue for the year ended December 31, 1998 was comparable to the year ended December 31, 1997 and was generated primarily from Partnership deposits and escrows established in connection with the Columbia Partnership's mortgages. As of December 31, 1998, the occupancy of Fieldpointe Apartments was approximately 95% and the occupancy of The Westmont was approximately 100% as to both residential units and commercial space.

New Accounting Pronouncement

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Adoption of SFAS No. 133 is not expected to have a material impact on the Partnership's financial statement presentation or disclosures.


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


                             The WRC General Partner
                             -----------------------

The directors and certain officers of the WRC General Partner are set forth below:


         Name                      Age    Office
         ----                      ---    ------

         Richard Paul Richman      53     President and Director

         Robert H. Wilder, Jr.     55     Executive Vice President and Director

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

                            The AIMCO General Partner

Certain officers of Real Estate Equity Partners Inc. are set forth below.


      Name                    Age        Office
      ----                    ---        ------

      Terry Considine         53         Chairman of the Board of Directors &
                                         Chief Executive Officer

      Peter K. Kompaniez      56         Vice Chairman of the Board of
                                         Directors & President


Terry Considine has been Chairman of the Board of Directors and Chief Executive Officer of AIMCO since July 1994. Mr. Considine graduated with a Juris Doctor degree from Harvard University in 1971 and with a Bachelor of Arts degree, also from Harvard University, in 1968. Mr. Considine serves as Chairman and director of American Land Lease, Inc. (formerly Asset Investors Corporation and Commercial Assets, Inc.), a public real estate investment trust. Mr. Considine has been and remains involved as a principal in a variety of other business activities.

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


                            The A/WRC General Partner
                            -------------------------

The directors and officers of the A/WRC General Partner are as follows:

         Name                               Office
         ----                               ------

         Terry Considine                    President and Director

         Richard Paul Richman               Executive Vice President, Secretary,
                                              Treasurer and Director

Mr. Considine's biography is included above under the AIMCO General Partner. Mr. Richman's biography is included above under the WRC General Partner.


Item 11       Executive Compensation

The Partnership is not required to pay the officers, directors or partners of the General Partners any direct compensation and no such compensation was paid during the fiscal year ended December 31, 2000.

Item 12       Security Ownership of Certain Beneficial Owners and Management

       a) No person or group is known by the Partnership to be the owner of record of more than 5% of the outstanding units as of December 31, 2000, except as discussed below.

       b)  Security ownership by the General Partners is as follows:

                                                                                           Percentage of
                                                                  Amount and                Outstanding
                                                                  Nature of                   General
                                                                  Beneficial                 Partners'
 Title of Class               Name of Beneficial Owner             Ownership                  Interest*
- ----------------------------  ------------------------           -------------             ------------------
     General                  Real Estate Equity                     $3.33                     33.3%
     Partners'                  Partners L.P.
     Interest in
     Secured Income L.P.      Wilder Richman                         $3.33                     33.3%
                                Resources Corporation

                              WRC-87A Corporation                    $3.34                     33.4%

  * General Partners as a class have a 1% interest in all profits, losses and distributions of the Partnership.

       West Putnam Housing Partners II LLC, an affiliate of Wilder Richman Resources Corporation, WRC 87-A Corporation and certain of the Carrollton and Columbia Operating General Partners filed a tender offer dated June 26, 2000, offering to acquire up to 451,235 Units of limited partnership interest at $15.75 per Unit. The offering price was increased to $17 per Unit on July 21, 2000 and to $20 per Unit on July 28, 2000 and the offer expired, as extended, on August 18, 2000. Each offering price was subject to reduction for any distribution made to the investors subsequent to the date of the offer and resulted in 186,217 Units being tendered, representing approximately 18.9% of the outstanding Units of limited partnership interest. In addition, West Putnam Housing Partners LLC, the sole managing member of West Putnam Housing Partners II LLC, owns 41,711 Units, or approximately 4.2% of the outstanding Units, virtually all of which were acquired in a tender offer consummated in August 1998.

       Effective January 1, 2001, an affiliate of Real Estate Equity Partners L.P. acquired 154,106 Units of Registrant in a private transaction at a price of $13.25 per Unit. Such acquisition represents approximately 15.7% of the outstanding Units. The majority of such Units were acquired from affiliates of MacKenzie Patterson, Inc., with offices at 1640 School Street, Moraga, California, which owned approximately 120,327 Units as of December 31, 2000, or approximately 12.2% of the outstanding Units.

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


Item 13  Certain Relationships and Related Transactions with Management

The General Partners and their affiliates are entitled to receive certain compensation, fees and reimbursements of expenses. The Partnership incurred investor services fees in the amount of $98,437, of which $84,348 is payable to an affiliate of the General Partners for the year ended December 31, 2000. Information regarding such compensation is set forth under the heading "Compensation And Fees To General Partners And Affiliates" at pages 13 through 19 of the Prospectus, which is incorporated herein by reference.

The financial interests in Registrant of the General Partners and Special Limited Partner are set forth under the heading "Profits, Losses and Distributions" at pages 64 through 67 of the Prospectus, which is incorporated herein by reference.

The taxable loss generated by Registrant during the year ended December 31, 2000 allocated to each of the General Partners was approximately $5,200.

Transactions with Affiliates of Management

Wilder Richman Management Corp. ("WRMC"), an affiliate of certain General Partners, is the managing agent of Fieldpointe Apartments. In connection with these services, WRMC earned management and reporting fees of $97,471 in 2000.

Indebtedness of Management

No officer or director of the General Partners or any affiliate of the foregoing was indebted to Registrant at any time during the fiscal year ended December 31, 2000.

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

       10(R) Columbia Partnership Assignment and Intercreditor Agreement dated as of June 1, 2000.

       10(S)  Columbia Partnership Mortgage Note dated as of June 1, 2000.

       10(T) Columbia Partnership Multifamily Note (Multistate) dated as of June 1, 2000.

       (24) Power of Attorney, incorporated by reference to Exhibit 25 of Form S-11.

       (27)   Financial Data Schedule.

       (28) Market Analysis dated February 1, 1985 of REDE Associates, incorporated by reference to Exhibit 28 of Form S-11.

Other Exhibits

(b)    Reports on Form 8-K

Registrant filed a Form 8-K on June 8, 2000 with respect to the refinancing of the Columbia Partnership's mortgages. Registrant subsequently filed a Form 8-K on July 31, 2000 which attached as an exhibit Registrant's press release concerning a distribution of $8.35 per Unit being made to Unit holders in connection with such refinancing.

                                   SIGNATURES



         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized on the 2nd day of April 2001.


                               SECURED INCOME L.P.

            By: Wilder Richman Resources Corporation, General Partner

                          By: /s/ Richard Paul Richman
                              ------------------------------------
                              Richard Paul Richman - President

                              By: WRC-87A Corporation, General Partner

                          By: /s/ Richard Paul Richman
                              --------------------------------------------
                              Richard Paul Richman - Executive Vice President

                      CONSOLIDATED FINANCIAL STATEMENTS AND
                          INDEPENDENT AUDITORS' REPORT

                      SECURED INCOME L.P. AND SUBSIDIARIES

                        DECEMBER 31, 2000, 1999 AND 1998

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


     Consolidated Statements of Cash Flows                            F-7


     Notes to Consolidated Financial Statements                       F-8

                          INDEPENDENT AUDITORS' REPORT



         To the Partners
         Secured Income L.P. and Subsidiaries

                  We have audited the consolidated balance sheets of Secured Income L.P. and Subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, partners' deficit and cash flows for each of the three years in the period ended December 31, 2000. These consolidated financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

                  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Secured Income L.P. and Subsidiaries as of December 31, 2000 and 1999, and the results of their operations, changes in their partners' deficit and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with generally accepted accounting principles.




                                        By:    /s/ Reznick Fedder & Silverman
                                               -------------------------------

         Bethesda, Maryland
         March 26, 2001

                      SECURED INCOME L.P. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999


                                                          Notes                   2000              1999
                                                       ------------        ----------------    ---------------
ASSETS

Property and equipment, net of accumulated
   depreciation                                           2,5              $  25,616,176        $  26,850,801

Cash and cash equivalents                                  8,9                 4,320,459            1,910,060

Restricted assets and funded reserves                     4,5,9                  531,606            5,358,448
Tenant security deposits                                                         565,654              514,405
Interest and accounts receivable                            9                     87,403               69,569

Prepaid expenses                                                                 628,819              597,046

Intangible assets, net of accumulated amortization          3                  2,349,492            1,503,273
                                                                           -------------      ---------------

                                                                           $  34,099,609        $  36,803,602
                                                                           =============        =============


LIABILITIES AND PARTNERS' DEFICIT

Liabilities

    Mortgages payable                                      5,8             $  42,321,643        $  33,479,624
Accounts payable and accrued expenses                                            466,091              231,790
Tenant security deposits payable                                                 535,568              512,762
Due to general partners and affiliates                     6                     651,871            3,963,807

   Deferred revenue                                                              116,552              128,506
                                                                        ----------------     ----------------

                                                                              44,091,725           38,316,489
                                                                         ---------------       --------------


Commitments and contingencies                             5,6,8

Partners' deficit                                           7

   Limited partners (984,369 units issued and outstanding)                    (8,219,480)                   -
General partners                                                              (1,772,636)          (1,512,887)
                                                                        ----------------     ----------------

                                                                              (9,992,116)          (1,512,887)
                                                                        ----------------     ----------------

                                                                        $     34,099,609     $     36,803,602
                                                                        ================     ================


                 See notes to consolidated financial statements.

                      SECURED INCOME L.P. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


                                        Notes                  2000                  1999                 1998
                                      ---------          ---------------      --------------        --------------
REVENUE

Rental                                                       $  7,690,883        $ 7,201,954           $ 6,830,701
Interest                                                         333,137             247,360               204,262
Other                                                            114,935              51,974                43,436
                                                           -------------       -------------          ------------

TOTAL REVENUE                                                  8,138,955           7,501,288             7,078,399
                                                           -------------       -------------          ------------


EXPENSES

Administration and management              6                     811,754             810,314               747,937
Operating and maintenance                                      1,468,310           1,263,405             1,144,623
Taxes and insurance                                            1,294,555           1,251,001             1,285,099
Financial                                 5,6                  2,509,088           2,282,652             2,355,796
Depreciation and amortization             2,3                  1,712,559           1,772,899             1,761,448
                                                           -------------       -------------          ------------

TOTAL EXPENSES                                                 7,796,266           7,380,271             7,294,903
                                                           -------------       -------------          ------------

Earnings (loss) before extraordinary item                        342,689             121,017              (216,504)

Extraordinary item - write-off of unamortized
   mortgage costs                          3                     509,899
                                                           -------------       -------------          -------------

NET EARNINGS (LOSS)                                         $   (167,210)       $    121,017          $   (216,504)
                                                            ============        ============          ============

NET EARNINGS (LOSS) ATTRIBUTABLE TO

   General partners                        7                $   (167,210)       $    121,017          $   (216,504)
   Limited partners                        7                         -                   -                     -
                                                           -------------       -------------          -------------

                                                            $   (167,210)       $    121,017          $   (216,504)
                                                            ============        ============          ============

NET EARNINGS (LOSS) ALLOCATED PER
    UNIT OF LIMITED PARTNERSHIP
    INTEREST                               7                $        -          $       -             $       -
                                                            ============        ============          ============



Weighted number of units outstanding                             984,369             984,369               984,369
                                                            ============        ============          ============

                 See notes to consolidated financial statements.

                      SECURED INCOME L.P. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF PARTNERS' DEFICIT
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


                                                                                        Limited            General
                                                                  Total                 partners           partners
                                                           ---------------     ------------------     ---------------
Partners' deficit, December 31, 1997                        $   (1,417,400)     $            -        $    (1,417,400)

Net loss                                                          (216,504)                  -               (216,504)
                                                           ---------------     ------------------     ---------------

Partners' deficit, December 31, 1998                            (1,633,904)                   -            (1,633,904)

Net earnings                                                       121,017                    -               121,017
                                                           ---------------     ------------------     ---------------

Partners' deficit, December 31, 1999                            (1,512,887)                   -            (1,512,887)

Distributions to partners                                       (8,312,019)            (8,219,480)            (92,539)

Net loss                                                          (167,210)                   -              (167,210)
                                                           ---------------     ------------------     ---------------

Partners' deficit, December 31, 2000                       $    (9,992,116)     $      (8,219,480)    $    (1,772,636)
                                                           ---------------     ------------------     ---------------

                See notes to consolidated financial statements.

                      SECURED INCOME L.P. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                                               2000           1999            1998
                                                                           ------------    ------------    ------------
 CASH FLOWS FROM OPERATING ACTIVITIES

Net earnings (loss)                                                        $   (167,210)   $    121,017    $   (216,504)

Adjustments to reconcile net earnings (loss) to net cash
    provided by operating activities
           Depreciation and amortization                                      1,712,559       1,772,899       1,761,448

           Write-off of unamortized mortgage costs                              509,899
           Decrease (increase) in restricted assets
           and funded reserves                                                4,826,842      (1,414,129)        336,266

           Increase in tenant security deposits                                 (51,249)        (23,749)        (24,047)

           Decrease (increase) in accounts receivable                           (17,834)          1,512          20,216

           Increase in prepaid expenses                                         (31,773)        (33,916)       (125,297)

           Increase in intangible assets                                                        (13,609)        (35,197)
           Increase (decrease) in accounts payable
             and accrued expenses                                                84,455          70,635        (293,927)

           Increase in tenant security deposits payable                          22,806          22,646          29,934

           Increase (decrease) in due to general partners and affiliates     (1,581,256)        158,280          56,367

           Decrease in deferred revenue                                         (11,954)        (11,954)        (11,954)
                                                                           ------------    ------------    ------------

Net cash provided by operating activities                                     5,295,285         649,632       1,497,305
                                                                           ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES

Principal proceeds from guaranteed investment contract                                                           19,499

Capital expenditures                                                           (149,407)       (108,640)        (72,815)
                                                                                           ------------    ------------

Net cash used in investing activities                                          (149,407)       (108,640)        (53,316)
                                                                           ------------    ------------    ------------

 CASH FLOWS FROM FINANCING ACTIVITIES

Mortgage principal payments                                                 (23,907,981)       (494,189)       (475,943)
Mortgage proceeds                                                            32,750,000
Distributions to partners                                                    (8,312,019)
Payment of mortgage costs                                                    (1,534,799)        (22,000)       (100,246)
Repayment of general partner advances                                        (1,730,680)       (300,000)
                                                                           ------------    ------------    ------------

Net cash used in financing activities                                        (2,735,479)       (516,189)       (876,189)
                                                                           ------------    ------------    ------------

NET INCREASE IN CASH AND CASH
    EQUIVALENTS                                                               2,410,399          24,803         567,800

Cash and cash equivalents at beginning of year                                1,910,060       1,885,257       1,317,457
                                                                           ------------    ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                   $  4,320,459    $  1,910,060    $  1,885,257
                                                                           ============    ============    ============

SUPPLEMENTAL INFORMATION

Financial expenses paid                                                    $  3,923,168    $  2,110,181    $  2,180,042
                                                                           ============    ============    ============

              See notes to consolidated financial statements.

                      SECURED INCOME L.P. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998


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

Columbia Westmont Associates, L.P., formerly Columbia Associates ("Columbia") was formed as a limited partnership on February 6, 1985 to acquire an interest in real property located in New York, New York and to construct and operate thereon a 163 unit apartment complex which also includes a parking garage and approximately 9,400 square feet of commercial space. The Partnership acquired a 98.9% limited partner interest in Columbia in December 1988. The complex operates under the name of The Westmont.

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

Other Assets and Amortization

Mortgage costs are amortized over the terms of the respective loans using the effective interest method. Acquisition fees are amortized over the useful lives of the respective property and equipment using the straight-line method. Leasing costs are amortized over the period of the applicable leases, which range from 5 to 12 years using the straight-line method.

                      SECURED INCOME L.P. AND SUBSIDIARIES

                        DECEMBER 31, 2000, 1999 AND 1998


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

Net Loss per Unit of Limited Partnership Interest

Net loss per unit of limited partnership interest is calculated based upon the weighted average number of units outstanding, 984,369 for each of the years 2000, 1999 and 1998. Losses are allocated to limited partners until such time as the limited partners' equity reaches zero.

New Accounting Pronouncement

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Adoption of SFAS No. 133 is not expected to have a material impact on the Partnership's financial statement presentation or disclosures.


Note 2 - Property and Equipment

Property and equipment as of December 31, 2000 and 1999 are summarized as follows:

                                                2000          1999
                                             -----------   -----------

             Land                            $ 6,057,940   $ 6,057,940
             Buildings and improvements       37,008,053    36,708,800
             Furniture and equipment           1,620,827     1,620,827
                                             -----------   -----------

                                              44,686,820    44,387,567

             Less accumulated depreciation    19,070,644    17,536,766
                                             -----------   -----------

                                             $25,616,176   $26,850,801
                                             ===========   ===========

                      SECURED INCOME L.P. AND SUBSIDIARIES

                        DECEMBER 31, 2000, 1999 AND 1998

Depreciation for the years 2000, 1999 and 1998 was $1,533,878, $1,522,040 and
$1,517,537, respectively.

Note 3 - Intangible Assets

Intangible assets as of December 31, 2000 and 1999 are summarized as follows:

                                              2000         1999
                                            ----------   ----------

            Acquisition fees                $  787,495   $  787,495

            Mortgage costs                   2,159,285    4,883,818

            Leasing costs                      269,265      269,265
                                            ----------   ----------


                                             3,216,045    5,940,578

            Less accumulated amortization      866,553    4,437,305
                                            ----------   ----------

                                            $2,349,492   $1,503,273
                                            ==========   ==========


Amortization for the years 2000, 1999 and 1998 was $178,680, $250,859 and $243,911, respectively. In addition, unamortized mortgage costs in the amount of $509,899 were expensed during 2000 in connection with the refinancing of Columbia's mortgages (see Note 5).


Note 4 - Restricted Assets and Funded Reserves

Restricted assets and funded reserves (see Note 5) as of December 31, 2000 and 1999 are summarized as follows:

                                              2000         1999
                                           ----------   ----------

        Escrows held by mortgage lenders   $  501,155   $1,134,328
        Interest rate cap account              30,451    3,439,077

        Operating deficit reserve                --        503,295

        Bond retirement escrow                   --        281,748
                                           ----------   ----------

                                           $  531,606   $5,358,448
                                           ==========   ==========


Note 5 - Mortgages Payable

Carrollton

Carrollton is obligated under the terms of a note in the original amount of $10,494,100, which note was financed through tax exempt revenue bonds issued by the City of Frederick, Maryland ("Frederick") and is insured by the United States Department of Housing and Urban Development ("HUD"). The note bears interest at 6.09% with monthly payments of principal and interest of $60,900 due through maturity in February 2028. The note is collateralized by the underlying value

                      SECURED INCOME L.P. AND SUBSIDIARIES

                        DECEMBER 31, 2000, 1999 AND 1998

of the real estate plus other amounts on deposit with the lender. Pursuant to agreements, Carrollton is required to make monthly escrow deposits for taxes, insurance and replacement of project assets, and is subject to restrictions as to operating policies, rental charges, operating expenditures and distributions to partners. The balance of the mortgage payable at December 31, 2000 and 1999 is $9,696,082 and $9,831,873, respectively.

Note 5 - Mortgages Payable (continued)

Columbia

On June 7, 2000, the Columbia Partnership's mortgages were refinanced (the "Refinancing") with the Federal Home Loan Mortgage Corporation ("Freddie Mac") replacing Citibank, N.A. ("Citibank") as the credit enhancer. Credit enhancement has been provided for $24.2 million in tax exempt bonds (the "First Mortgage") and an $8.55 million conventional mortgage (the "Second Mortgage") payable to Freddie Mac. The First Mortgage matures in July 2030 and requires monthly payments of interest only until the maturity of the Second Mortgage (see below). After such maturity, a monthly principal reserve fund deposit will be required in an amount to be determined at that time. The interest rate is based on a weekly variable low floater index, which varied from 3.1% to 5.25% during 2000. In connection with the First Mortgage, the Columbia Partnership purchased an interest rate cap (included in intangible assets - see Note 3), such that the rate cannot exceed 6.54% through June 1, 2005. In addition to the interest, monthly fees totaling approximately $24,000 are required, which fees include the credit enhancement fee and approximately $4,000 that is deposited to an escrow for the purchase of a future interest rate cap. The Second Mortgage bears interest at 8.07% and requires monthly principal and interest payments of $82,054 through maturity in July 2015. The balance of the First Mortgage and the Second Mortgage as of December 31, 2000 are $24,200,000 and $8,425,561, respectively.

As a result of the Refinancing, the Columbia Partnership was able to utilize the mortgage escrows that had been restricted previously and the cash distribution restrictions no longer apply. After the payment of costs incurred in connection with the Refinancing and the establishment of certain reserves, the Columbia Partnership had a surplus of approximately $12.6 million, from which the Columbia Partnership made a distribution to the Partnership totaling approximately $9,104,000 and paid accrued investor service fees of approximately $177,000. The Partnership made a distribution to the Limited Partners in July 2000 of approximately $8,219,000, representing $8.35 per Unit, to Unit holders of record as of June 30, 2000. In addition, the Columbia Partnership satisfied outstanding operating loans made by its general partners (see Note 6).

The original financing of Columbia was provided by the New York City Housing Development Corporation ("HDC"), which issued $32,497,691 of bonds in February 1985. The funds provided by the bond issue were loaned to Columbia in the form of two mortgage loans (the "Original Columbia Mortgages"). In connection with the issuance of such bonds, Citibank issued a letter of credit in the amount of $33,018,629 to guarantee payment of principal and interest on the bonds. The Original Columbia Mortgages were modified during 1993 (the "Modified Columbia Mortgages"), at which time new tax-exempt bonds were issued (which bore a floating interest rate, adjusted weekly) with an initial note rate of 4.66%. In addition to monthly payments of interest, monthly principal amortization of $29,367 was to be required through February 2003, after which principal would be paid sufficient to fund the sinking requirements of the underlying bonds. Pursuant to agreements, any savings realized on the difference between the 4.66% initial note rate and the actual low floater rate (approximately 3.70% and 3.04% weighted average rate in 2000 prior to the Refinancing and 1999, respectively) were to be deposited in an account to be used to purchase an interest rate cap (the "Pledged Cap Account") by October 1996. During April 1998, the lender agreed to restructure the original terms concerning the Pledged Cap Account whereby the account could be utilized for potential debt service shortfalls (in the event the low floater rate was higher than the stated note rate of 4.66%), but not cause the Pledged Cap Account to decline below a balance of $1,000,000. An interest rate cap could be purchased upon the Pledged Cap Account reaching such minimum threshold or in the event the low floater rate rose above 7% for 90 consecutive days or 7.5% for 30 consecutive days. In addition, the lender agreed to eliminate and reduce certain partner guarantees, thereby releasing certain restricted assets of approximately $1,000,000, of which $300,000 was repaid to the Columbia general partners in 1998 (see Note 6). The balance in the Pledged Cap Account was $3,439,077 as of December 31, 1999 (see Note 4). The balance of the Modified Columbia Mortgages as of December 31, 1999 was $23,647,751.

The Modified Columbia Mortgages further provided that any cash flow generated by Columbia above the note rate, servicing fees and principal amortization would be applied first to fund and maintain an interest-bearing operating deficit reserve account (the "Operating Deficit Reserve") until it accumulated to $500,000. Thereafter, such cash flow would be deposited into the Operating Deficit Reserve to the extent necessary to maintain a balance of $500,000 and then into a segregated account to be used to retire the underlying bonds (the "Bond Retirement Escrow") at the earliest possible dates in minimum denominations of $100,000 in excess of the scheduled principal amortization of approximately $352,000 per annum. Amounts deposited in the Operating Deficit Reserve would generally be utilized to fund operating deficits, pay for maintenance, repairs and replacements and to pay debt service and other amounts due under the loan documents.

                      SECURED INCOME L.P. AND SUBSIDIARIES

                        DECEMBER 31, 2000, 1999 AND 1998


Note 5 - Mortgages Payable (continued)

As part of the modification of the Original Columbia Mortgages, Citibank agreed to extend its letter of credit from February 1997 to February 2003. Citibank was entitled to a letter of credit fee for providing credit support for the new bonds in the amount of 2.5% per annum of the outstanding principal balance of the new bonds, payable on a current or deferred basis at Columbia's option. Except as described above, the obligation to pay the letter of credit fee was with full recourse as to the assets of Columbia, but without recourse to any of the partners, including the Partnership. If the letter of credit fee was not fully paid from available proceeds from the sale or refinancing of Columbia or the Columbia general partners' guaranty of payment, any such unpaid balance would be deemed fully discharged and neither Columbia nor its partners would have any further obligation with respect thereto. For the period in 2000 prior to the Refinancing and for the year ended December 31, 1999, Columbia incurred a fee in connection with the Citibank letter of credit in the amount of $270,242 and $624,293, respectively, which fee was paid currently on a monthly basis.

Aggregate annual mandatory maturities on the Carrollton and Columbia Mortgages as of December 31, 2000 are as follows:


                       2001                    $      460,530
                       2002                           498,357
                       2003                           536,857
                       2004                           578,382
                       2005                           623,162
                    Thereafter                     39,624,355
                                               --------------

                                               $  42,321,643
                                               =============

The carrying amount of the mortgages approximates fair value.


Note 6 - Related Party Transactions

Due to general partners and affiliates as of December 31, 2000 and 1999 consists of cash advances and other payables as follows:

                                                            2000         1999
                                                         ----------   ----------

      Carrollton general partners and their affiliates   $   65,154   $   65,154

      Columbia general partners and their affiliates
        (including accrued interest of $1,472,738)                     3,203,418

      Wilder Richman Management Corp.                       196,313      202,779

      WRC-87A Corporation                                   390,404      492,456
                                                         ----------   ----------

                                                         $  651,871   $3,963,807
                                                         ==========   ==========

The management agent for Fieldpointe Apartments is Wilder Richman Management Corp. ("WRMC"), an affiliate of two of the general partners and one of the Carrollton general partners. During each of the three years ended December 31, 2000, WRMC was entitled to property management fees equal to 4% of residential income collected. In addition, WRMC was entitled to a reporting fee of $5 per unit per month for bookkeeping and reporting services. The maximum annual management and reporting fees may not exceed 5% of gross collections. Such fees of $97,471, $92,468 and $89,958 were charged to operations during 2000, 1999 and 1998, respectively. Accrued management and reporting fees as of December 31, 2000 and 1999 are $30,313 and $36,779, respectively.

                      SECURED INCOME L.P. AND SUBSIDIARIES

                        DECEMBER 31, 2000, 1999 AND 1998


Note 6 - Related Party Transactions (continued)

The management agent for The Westmont is an affiliate of one of the Columbia general partners and receives property management fees calculated at 3% of rental income for each of the three years ended December 31, 2000. The charges to operations amounted to $169,723, $156,343 and $146,837 during 2000, 1999 and 1998, respectively. As of December 31, 2000, $56,016 is due from the management agent.

An affiliate of two of the general partners provides investor services for which a fee is incurred by Columbia and Carrollton in the amounts of $80,072 and $18,365, respectively, and which is based on .5% of the gross proceeds from the offering of Partnership units allocable to each such investment. The fee is payable quarterly from cash flow and shall be adjusted annually by increases in the Consumer Price Index. The consolidated statements of operations include charges to operations for the investor services fee of $98,437 for each of the three years ended December 31, 2000. These amounts are paid or payable to the affiliate to the extent that such services are not provided by an independent third party. Amounts payable to the affiliate as of December 31, 2000 and 1999, representing the unpaid investor services fee for the year, were $84,439 and $87,072, respectively. The Partnership paid the affiliate $186,401 and $100,000 during 2000 and 1999, respectively, for investor services fees incurred in prior years.

A shareholder of two of the general partners provided debt financing for the capitalization of LaMere Associates, Inc. ("LaMere"). In connection with such debt financing, the shareholder received 20% of the stock of LaMere. LaMere was paid premiums in connection with property, workers compensation, liability and umbrella insurance coverage provided to Carrollton. In connection with such insurance coverage, Carrollton incurred $37,408, $40,654 and $41,359 in premiums for the years ended December 31, 2000, 1999 and 1998, respectively.

Carrollton owes WRMC $166,000 as of December 31, 2000 and 1999 for prior years' operating advances. Carrollton also owes its general partners and affiliates $65,154 as of December 31, 2000 and 1999 for various advances. All such advances are unsecured, non-interest bearing and payable from Carrollton cash flow.

During 1998, Columbia paid an affiliate a fee of $60,750 for services rendered in connection with the modification of the terms of the Pledged Cap Account (see
Note 5) and paid $43,121 in connection with repair services provided by an affiliate of one of its general partners.

Pursuant to an operating deficit guarantee agreement dated December 21, 1988, the Columbia general partners guaranteed to loan to Columbia any funds required to satisfy its operating deficits up to $2,000,000. As of December 31, 1999, loans of $1,700,680 remained payable by Columbia. All outstanding loans and accrued interest thereon were repaid during 2000 in connection with the Refinancing (see Note 5). The loans bore interest at PNC Bank's prime rate plus 2% (10.5% at December 31, 1999) in accordance with the terms of the Columbia partnership agreement. In connection with the modification of the terms of the Pledged Cap Account (see Note 5), $300,000 was repaid to the Columbia general partners during 1998. The amount of interest charged to operations during 2000, 1999 and 1998 was $81,210, $170,026 and $176,646, respectively. Accrued interest as of December 31, 1999 was $1,472,738.

Columbia was obligated in the amount of $30,000 as of December 31, 1999 to certain of its partners for development advances. The non-interest bearing advances were repaid in connection with the Refinancing.

Management believes it is not practicable to estimate the fair value of the loans and advances from related parties because loans and advances with similar characteristics are not currently available to the Partnership, Columbia and Carrollton.

                      SECURED INCOME L.P. AND SUBSIDIARIES

                        DECEMBER 31, 2000, 1999 AND 1998


Note 7 - Partners' Deficit

Partnership Allocation

Profits and losses of the Partnership are allocated 1% and 99% to the general partners and limited partners, respectively, until such time as the limited partners' capital reaches zero, after which all losses are allocated to the general partners.

Partnership Distributions

In accordance with the respective partnership agreements, to the extent that Carrollton and Columbia generate net operating cash flow in any year at a level sufficient, when distributed to the Partnership, to enable the Partnership to satisfy the allocable portion of the limited partners' 8% preferred return for such year without utilizing amounts generated from guaranteed investment contracts (the last of which matured in January 1998), the excess amounts generated from the guaranteed investment contracts would be paid or distributed to the general partners of Carrollton and/or Columbia, whichever generate(s) such level(s) of operating cash flow. No such excess distributions were generated during the term of the guaranteed investment contract periods. As part of the Refinancing, the Columbia Partnership distributed approximately $9,104,000 to the Partnership. The Partnership made a distribution in July 2000 of approximately $8,219,000, representing $8.35 per Unit, to Unit holders of record as of June 30, 2000. Due to restrictions concerning distributions from operating cash flow of Columbia prior to the Refinancing (see Note 5), there were no cash distributions from Columbia in 1999.


Note 8 - Commitments and Contingencies

Lender Restrictions and Requirements

Carrollton and Columbia are subject to various financing requirements and restrictions, including (i) the rental of not less than 20% of the dwelling units to individuals or families who qualify as low or moderate income tenants;
(ii) restrictions on the sale of the apartment complexes; and (iii) restrictions on the amount of cash flow which may be distributed to the partners.

Concentration of Credit Risk

As of December 31, 2000, the Partnership has $2,083,724 in cash and cash equivalents which are deposited in interest-bearing accounts with an institution which is not insured by the Federal Deposit Insurance Corporation ("FDIC"). As of December 31, 2000, Carrollton has $489,782 in excess of FDIC insurance limits at two banks.

Long-term Leases

The commercial space and parking garage at Columbia are leased to tenants under the terms of noncancellable operating leases expiring on various dates through 2011. Future minimum rental payments as of December 31, 2000 are as follows:

                               2001               $    749,000
                               2002                    786,000
                               2003                    801,000
                               2004                    814,000
                               2005                    705,000
                          Thereafter                 4,090,000
                                                  ------------

                                                  $  7,945,000
                                                  ============

Income recognized under the garage and commercial space for the years 2000, 1999 and 1998 was $752,001, $744,075 and $692,983, respectively.

                      SECURED INCOME L.P. AND SUBSIDIARIES

                        DECEMBER 31, 2000, 1999 AND 1998


Note 9 - Fair Value of Financial Instruments

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

The estimated fair values of the Partnership's financial instruments as of December 31, 2000 and 1999 are disclosed elsewhere in the financial statements.


Note 10 - Reconciliation of Taxable Income (Loss) and Bases of Assets

A reconciliation of the financial statement net earnings (loss) to the income tax income (loss) of the Partnership for each of the years ended December 31, 2000, 1999 and 1998 is as follows:

                                                     2000            1999            1998
                                                   -----------    -----------    -----------
Financial statement net earnings (loss)            $  (167,210)   $   121,017    $  (216,504)

Excess depreciation for income tax purposes
   based on estimated useful life                     (250,276)      (262,030)      (266,599)

Excess depreciation for financial reporting
   purposes due to purchase accounting treatment       439,590        438,444        436,460

Deferred revenue                                       (11,954)       (11,954)       (11,954)

Accrual (payment) of related party expense items
   not deductible until paid for tax purposes
   under Internal Revenue Code Section 267          (1,629,526)       168,461         10,083


Amounts allocated to other partners of
   Carrollton and Columbia and other                    51,029         (7,239)       (15,174)
                                                   -----------    -----------    -----------

Income (loss) as shown on tax return               $(1,568,347)   $   449,699    $   (63,688)
                                                   ===========    ===========    ===========

                      SECURED INCOME L.P. AND SUBSIDIARIES

                        DECEMBER 31, 2000, 1999 AND 1998


Note 10 - Reconciliation of Taxable Income (Loss) and Bases of Assets
          (continued)

A reconciliation of the financial statement carrying amount of total assets to the tax basis as of December 31, 2000 and 1999 is as follows:

                                                               2000            1999
                                                           ------------    ------------
Financial statement carrying amount of assets              $ 34,099,609    $ 36,803,602

Difference which consists principally of the
   utilization of purchase accounting for financial
   statement purposes                                       (15,069,091)    (13,967,731)
                                                           ------------    ------------

Tax basis of assets                                        $ 19,030,518    $ 22,835,871
                                                           ============    ============