Form 10-Q
period 2001-03-31
SECURED INCOME L P
filed 2001-05-10
CIK 804217

FORM 10-Q


 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---   EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

                                       OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to
                               ------------    -------------


                         Commission file number 0-17412
                         ------------------------------

                               Secured Income L.P.
                               -------------------
             (Exact name of Registrant as specified in its charter)


          Delaware                                               06-1185846
State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization                                Identification No.)

    599 West Putnam Avenue
    Greenwich, Connecticut                                          06830
----------------------------------------                       ---------------
(Address of principal executive offices)                           Zip Code


Registrant's telephone number, including area code:  (203) 869-0900


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.


Yes   X      No
    ------     ----

                      SECURED INCOME L.P. AND SUBSIDIARIES

                         Part I - Financial Information


Table of Contents

Item 1   Financial Statements                                              Page
                                                                           ----
         Consolidated Balance Sheets                                        3

         Consolidated Statements of Earnings                                4

         Consolidated Statements of Cash Flows                              5

         Notes to Consolidated Financial Statements                         6


Item 2   Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                7


Item 3   Quantitative and Qualitative Disclosure about Market Risk          8


                      SECURED INCOME L.P. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                   March 31, 2001
                                                    (Unaudited)            December 31, 2000
                                                    -----------            -----------------
ASSETS

Property and equipment (net of accumulated
  depreciation of $19,452,112 and $19,070,644)         $ 25,234,708           $ 25,616,176
Cash and cash equivalents                                 4,726,386              4,320,459
Restricted assets and funded reserves                       853,299                531,606
Tenant security deposits                                    554,298                565,654
Accounts receivable                                          26,626                 87,403
Prepaid expenses                                            333,825                628,819
Intangible assets, net of accumulated amortization        2,318,438              2,349,492
                                                       ------------           ------------
                                                       $ 34,047,580           $ 34,099,609
                                                       ============           ============
LIABILITIES AND PARTNERS' DEFICIT

Liabilities

  Mortgages payable                                    $ 42,209,695           $ 42,321,643
  Accounts payable and accrued expenses                     292,920                466,091
  Tenant security deposits payable                          554,298                535,568
  Due to general partners and affiliates                    666,876                651,871
  Deferred revenue                                          116,552                116,552
                                                     --------------         --------------
                                                         43,840,341             44,091,725
                                                     --------------         --------------
Partners' deficit

  Limited partners                                       (8,219,480)            (8,219,480)
  General partners                                       (1,573,281)            (1,772,636)
                                                     --------------         --------------
                                                         (9,792,761)            (9,992,116)
                                                     --------------         --------------
                                                      $  34,047,580           $ 34,099,609
                                                     ==============         ==============

See notes to consolidated financial statements.

                      SECURED INCOME L.P. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Unaudited)

                                                      2001              2000
                                                      ----              ----
REVENUE

Rental                                            $  2,009,934     $   1,887,829
Interest                                                36,691            42,316
                                                  ------------     -------------
TOTAL REVENUE                                        2,046,625         1,930,145
                                                  ------------     -------------
EXPENSES

Administrative and management                          164,918           188,690
Operating and maintenance                              367,481           277,226
Taxes and insurance                                    325,438           323,061
Financial                                              576,911           587,846
Depreciation and amortization                          412,522           438,991
                                                  ------------     -------------
TOTAL EXPENSES                                       1,847,270         1,815,814
                                                  ------------     -------------
NET EARNINGS                                      $    199,355     $     114,331
                                                   ===========     =============
NET EARNINGS ATTRIBUTABLE TO

    Limited partners                              $          -     $           -
    General partners                                   199,355           114,331
                                                  ------------     -------------
                                                  $    199,355     $     114,331
                                                  ============     =============
NET EARNINGS ALLOCATED PER UNIT OF
    LIMITED PARTNERSHIP INTEREST                  $          -     $           -
                                                  ============     =============


See notes to consolidated financial statements.


                      SECURED INCOME L.P. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Unaudited)

                                                             2001               2000
                                                             ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES

Net earnings                                             $    199,355      $    114,331
Adjustments to reconcile net earnings to net
   cash provided by operating activities
     Depreciation and amortization                            412,522           438,991
     Increase in restricted assets and funded reserves       (321,693)         (614,184)
     Decrease (increase) in tenant security deposits           11,356            (5,609)
     Decrease (increase) in accounts receivable                60,777           (25,013)
     Decrease in prepaid expenses                             294,994           284,363
     Increase (decrease) in accounts payable and
       accrued expenses                                      (173,171)          149,924
     Increase in tenant security deposits payable              18,730             7,252
     Increase in due to general partners and affiliates        15,005            58,405
     Increase in intangible assets                                              (55,375)
                                                         ------------      ------------
Net cash provided by operating activities                     517,875           353,085
                                                         ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES

Principal payments on mortgages                              (111,948)         (121,279)
                                                         ------------      ------------

Net cash used in financing activities                        (111,948)         (121,279)
                                                         ------------      ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                     405,927           231,806

Cash and cash equivalents at beginning of period            4,320,459         1,910,060
                                                         ------------      ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD               $  4,726,386      $  2,141,866
                                                         ============      ============
SUPPLEMENTAL INFORMATION

Financial expenses paid                                  $    577,427      $    545,339
                                                         ============      ============


See notes to consolidated financial statements.

                      SECURED INCOME L.P. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (Unaudited)


1. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The results of operations are impacted significantly by the results of operations of the Carrollton and Columbia Partnerships, which is provided on an unaudited basis during interim periods. Accordingly, the accompanying consolidated financial statements are dependent on such unaudited information. In the opinion of the General Partners, the consolidated financial statements include all adjustments necessary to reflect fairly the results of the interim periods presented. All adjustments are of a normal recurring nature. No significant events have occurred subsequent to December 31, 2000 and no material contingencies exist which would require additional disclosure in the report under Regulation S-X, Rule 10-01 paragraph A-5.

    The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the entire year.

2. Additional information, including the audited December 31, 2000 Consolidated Financial Statements and the Summary of Significant Accounting Policies, is included in Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 on file with the Securities and Exchange Commission.

                      SECURED INCOME L.P. AND SUBSIDIARIES


Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Partnership's primary sources of funds are rents generated by the Operating Partnerships and interest derived from investments and deposits, a portion of which are restricted in accordance with the terms of the mortgages of the Operating Partnerships. The Partnership's investments are highly illiquid.

The Partnership is not expected to have access to additional sources of financing. Accordingly, if unforeseen circumstances arise that cause an Operating Partnership to require additional capital, potential sources from which such capital needs will be able to be satisfied (other than reserves) would be additional equity contributions of the Operating General Partners or other equity reserves, if any, which could adversely impact the operating cash flow of the Operating Partnerships.

During the three months ended March 31, 2001, as a result of the cash flows generated by the operations of the Complexes, cash and cash equivalents increased by approximately $406,000. Mortgages payable decreased due to principal amortization of approximately $112,000. Property and equipment decreased by approximately $381,000 due to depreciation, while intangible assets decreased by approximately $31,000 due to amortization. Property and equipment and intangible assets are expected to decrease annually as the cost of these assets is allocated to future periods over their remaining lives. Prepaid expenses and accounts payable and accrued expenses decreased in the ordinary course of operations.

The Partnership anticipates making a quarterly distribution on or about May 15, 2001 of approximately $.30 per Unit to Unit holders of record as of March 31, 2001, resulting primarily from operating cash flow generated by the Operating Partnerships. The Partnership intends to make regular quarterly distributions on an ongoing basis to the extent distributions are received from the Operating Partnerships. There can be no assurance that the Operating Partnerships will continue to generate cash flow sufficient to make regular quarterly distributions.


Results of Operations

Three Months Ended March 31, 2001

During the three months ended March 31, 2001, the Columbia Partnership and the Carrollton Partnership generated income from operating activities, before financial expenses, of approximately $893,000 and approximately $289,000, respectively. Mortgage principal payments during the period for the Columbia Partnership and the Carrollton Partnership were approximately $77,000 and approximately $35,000, respectively. After considering the respective mandatory mortgage principal payments and required deposits to mortgage escrows, among other things, the Complexes generated combined cash flow of approximately $472,000 during the three months ended March 31, 2001. However, there can be no assurance that the level of cash flow generated by the Complexes during the three months ended March 31, 2001 will continue in future periods.

Results of operations improved for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. Although certain fees incurred in connection with the Columbia Partnership's mortgages have been significantly reduced as a result of the June 2000 refinancing (the "Refinancing"), the savings was offset by the interest incurred on the additional borrowings in connection with the Refinancing. Operating and maintenance expenses increased for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000 primarily as a result of scheduled repairs and improvements.

As of March 31, 2001, the occupancy of Fieldpointe Apartments (Carrollton) was approximately 98% and the occupancy of The Westmont (Columbia) was approximately 99% as to residential units and 100% as to commercial space. The future operating results of the Complexes will be extremely dependent on market conditions and therefore may be subject to significant volatility.

                      SECURED INCOME L.P. AND SUBSIDIARIES


Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Three Months Ended March 31, 2000

During the three months ended March 31, 2000, the Columbia Partnership and the Carrollton Partnership generated income from operating activities, before financial expenses, of approximately $884,000 and approximately $265,000, respectively. Mortgage principal payments during the period for the Columbia Partnership and the Carrollton Partnership were approximately $88,000 and approximately $33,000, respectively. Prior to the Refinancing, Columbia was required to deposit certain operating cash flows to prescribed escrow accounts held by the lender to be utilized as described in the mortgage documents and the lender was entitled to a credit enhancement fee of 2.5% per annum based on the outstanding loan balance. Deposits to such escrows during the three months ended March 31, 2000 were approximately $296,000 and the Columbia Partnership incurred approximately $156,000 in connection with the credit enhancement fee. After considering the respective mandatory mortgage principal payments, required deposits to mortgage escrows and payments for the credit enhancement fee, among other things, the Complexes generated combined cash flow of approximately $123,000 during the three months ended March 31, 2000. As of March 31, 2000, the occupancy of Fieldpointe Apartments was approximately 96% and the occupancy of The Westmont was approximately 99% as to residential units and 100% as to commercial space.


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

         None

Item 3   Defaults upon Senior Securities

         None

Item 4   Submission of Matters to a Vote of Security Holders

         None

Item 5   Other Information

         None

Item 6   Exhibits and Reports on Form 8-K

         A Current Report on Form 8-K was filed on April 30, 2001 relating to the distribution of $0.30 per Unit of limited partnership interest to Unit holders of record as of March 31, 2001 (see discussion in Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations).

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



                                     SECURED INCOME L.P.


                                     By: Wilder Richman Resources Corporation
                                         General Partner



Date:  May 10, 2001                  /s/ Richard Paul Richman
                                     -------------------------------
                                     Richard Paul Richman
                                     President, Chief Executive
                                     Officer and Director