Form 10-Q
period 2001-06-30
SECURED INCOME L P
filed 2001-08-13
CIK 804217

FORM 10-Q



  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

                                      OR

_____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to
                               ------------    -------------


                        Commission file number 0-17412
                                               -------

                              Secured Income L.P.
                              -------------------
            (Exact name of Registrant as specified in its charter)


                 Delaware                                 06-1185846
----------------------------------------                  ----------
State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization                            Identification No.)

       599 West Putnam Avenue
        Greenwich, Connecticut                               06830
----------------------------------------                 ---------------
(Address of principal executive offices)                    Zip Code


Registrant's telephone number, including area code:  (203) 869-0900


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.


Yes     X      No
     -------      --------

                     SECURED INCOME L.P. AND SUBSIDIARIES

                        Part I - Financial Information


Table of Contents

Item 1  Financial Statements                                            Page

        Consolidated Balance Sheets                                       3

        Consolidated Statements of Earnings                               4

        Consolidated Statements of Cash Flows                             5

        Notes to Consolidated Financial Statements                        6

Item 2  Management's Discussion and Analysis of Financial Condition
        ------------------------------------------------------------
        and Results of Operations                                         7
        -------------------------

Item 3  Quantitative and Qualitative Disclosure about Market Risk         8
        ---------------------------------------------------------

                     SECURED INCOME L.P. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS


                                                  June 30, 2001
                                                   (Unaudited)      December 31, 2000
                                                  ------------     ------------------
ASSETS

Property and equipment (net of accumulated
depreciation of $19,833,581 and $19,070,644)      $ 24,853,239     $ 25,616,176
Cash and cash equivalents                            4,723,389        4,320,459
Restricted assets and funded reserves                1,161,735          531,606
Tenant security deposits                               573,360          565,654
Accounts receivable                                     38,364           87,403
Prepaid expenses                                        50,898          628,819
Intangible assets, net of accumulated
 amortization                                        2,287,383        2,349,492
                                                  ------------     ------------
                                                  $ 33,688,368     $ 34,099,609
                                                  ============     ============


LIABILITIES AND PARTNERS' DEFICIT

Liabilities

  Mortgages payable                               $ 42,095,652     $ 42,321,643
  Accounts payable and accrued expenses                218,760          466,091
  Tenant security deposits payable                     573,360          535,568
  Due to general partners and affiliates               514,882          651,871
  Deferred revenue                                     116,552          116,552
                                                  ------------     ------------
                                                    43,519,206       44,091,725
                                                  ------------     ------------

Partners' deficit

  Limited partners                                  (8,514,791)      (8,219,480)
  General partners                                  (1,316,047)      (1,772,636)

                                                    (9,830,838)      (9,992,116)
                                                  ------------     ------------

                                                  $ 33,688,368     $ 34,099,609
                                                  ============     ============



               See notes to consolidated financial statements.

                     SECURED INCOME L.P. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS
                                  (Unaudited)


                                            Three Months         Six Months            Three Months          Six Months
                                               Ended                Ended                 Ended                Ended
                                           June 30, 2001       June 30, 2001           June 30, 2000       June 30, 2000
                                           -------------       -------------           -------------       -------------
REVENUE

Rental                                       $2,068,166           $4,078,100           $1,925,793           $3,813,622
Interest                                         36,485               73,176              135,685              178,001
                                             ----------           ----------           ----------           ----------

TOTAL REVENUE                                 2,104,651            4,151,276            2,061,478            3,991,623
                                             ----------           ----------           ----------           ----------

EXPENSES

Administrative and management                   180,738              345,656              178,272              366,962
Operating and maintenance                       332,629              700,110              363,615              640,841
Taxes and insurance                             320,247              645,685              329,906              652,967
Financial                                       598,559            1,175,470              652,069            1,239,915
Depreciation and amortization                   412,524              825,046              438,992              877,983
                                             ----------           ----------           ----------           ----------

TOTAL EXPENSES                                1,844,697            3,691,967            1,962,854            3,778,668
                                             ----------           ----------           ----------           ----------

NET EARNINGS                                 $  259,954           $  459,309           $   98,624           $  212,955
                                             ==========           ==========           ==========           ==========

NET EARNINGS ATTRIBUTABLE TO

   Limited partners                          $       --           $       --           $       --           $       --
   General partners                             259,954              459,309               98,624              212,955
                                             ----------           ----------           ----------           ----------

                                             $  259,954           $  459,309           $   98,624           $  212,955
                                             ==========           ==========           ==========           ==========

NET EARNINGSALLOCATED
   PER UNIT OF LIMITED
   PARTNERSHIP INTEREST                      $       --           $       --           $       --           $       --
                                             ==========           ==========           ==========           ==========


               See notes to consolidated financial statements.

                     SECURED INCOME L.P. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                  (Unaudited)



                                                                                        2001                     2000
                                                                                  ------------            ------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net earnings                                                                      $    459,309            $    212,955
Adjustments to reconcile net earnings to net cash provided
   by operating activities
    Depreciation and amortization                                                      825,046                 877,983
    Decrease (increase) in restricted assets and funded reserves                      (630,129)              4,206,211
    Increase in tenant security deposits                                                (7,706)                 (7,573)
    Decrease (increase) in accounts receivable                                          49,039                 (12,942)

    Decrease in prepaid expenses                                                       577,921                 557,484

    Increase (decrease) in accounts payable and accrued expenses                      (247,331)                200,160
    Increase in tenant security deposits payable                                        37,792                   9,216

    Decrease in due to general partners and affiliates                                (136,989)             (3,135,161)
                                                                                  ------------            ------------

Net cash provided by operating activities                                              926,952               2,908,333
                                                                                  ------------            ------------


CASH FLOWS FROM FINANCING ACTIVITIES

Mortgage proceeds                                                                                           32,750,000
Payment of financing costs                                                                                  (1,541,996)
Distributions to partners                                                             (298,031)
Principal payments on mortgages                                                       (225,991)            (23,714,616)
                                                                                  ------------            ------------

Net cash provided by (used in) financing activities                                   (524,022)              7,493,388
                                                                                  ------------            ------------

Net increase in cash and cash equivalents                                              402,930              10,401,721

Cash and cash equivalents at beginning of period                                     4,320,459               1,910,060
                                                                                  ------------            ------------


CASH AND CASH EQUIVALENTS AT END OF PERIOD                                        $  4,723,389            $ 12,311,781
                                                                                  ============            ============



SUPPLEMENTAL INFORMATION

Financial expenses paid                                                           $  1,176,512            $  2,703,533
                                                                                  ============            ============



               See notes to consolidated financial statements.

                     SECURED INCOME L.P. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2001
                                  (Unaudited)


1. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The results of operations are impacted significantly by the results of operations of the Carrollton and Columbia Partnerships, which is provided on an unaudited basis during interim periods. Accordingly, the accompanying consolidated financial statements are dependent on such unaudited information. In the opinion of the General Partners, the consolidated financial statements include all adjustments necessary to reflect fairly the results of the interim periods presented. All adjustments are of a normal recurring nature. No significant events have occurred subsequent to June 30, 2001 and no material contingencies exist which would require additional disclosure in the report under Regulation S-X, Rule 10-01 paragraph A-5.

   The results of operations for the six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the entire year.

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

During the six months ended June 30, 2001, as a result of the cash flows generated by the operations of the Complexes, cash and cash equivalents increased by approximately $403,000. Mortgages payable decreased due to principal amortization of approximately $226,000. Property and equipment decreased by approximately $763,000 due to depreciation, while intangible assets decreased by approximately $62,000 due to amortization. Property and equipment and intangible assets are expected to decrease annually as the cost of these assets is allocated to future periods over their remaining lives. Prepaid expenses and accounts payable and accrued expenses decreased in the ordinary course of operations. Due to general partners and affiliates decreased as a result of the payment of accrued investor service fees.

The Partnership made a quarterly distribution in May 2001 of approximately $.30 per Unit to Unit holders of record as of March 31, 2001, resulting primarily from operating cash flow generated by the Operating Partnerships. The Partnership anticipates making another quarterly distribution on or about August 15, 2001 of approximately $.33 per Unit to Unit holders of record as of June 30, 2001, resulting primarily from operating cash flow generated by the Operating Partnerships. The Partnership intends to make regular quarterly distributions on an ongoing basis to the extent distributions are received from the Operating Partnerships. There can be no assurance that the Operating Partnerships will continue to generate cash flow sufficient to make regular quarterly distributions or that future distributions will be in similar amounts.


Results of Operations

Six Months Ended June 30, 2001

During the six months ended June 30, 2001, the Columbia Partnership and the Carrollton Partnership generated income from operating activities, before financial expenses, of approximately $1,838,000 and approximately $622,000, respectively. Mortgage principal payments during the period for the Columbia Partnership and the Carrollton Partnership were approximately $155,000 and approximately $71,000, respectively. After considering the respective mandatory mortgage principal payments and required deposits to mortgage escrows, among other things, the Complexes generated combined cash flow of approximately $1,016,000 during the six months ended June 30, 2001. The increase in cash flow as compared to the six months ended June 30, 2000 (see discussion below) is primarily attributable to a decrease in required deposits to mortgage escrows of approximately $600,000. However, there can be no assurance that the level of cash flow generated by the Complexes during the six months ended June 30, 2001 will continue in future periods.

Results of operations improved for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. Although certain fees incurred in connection with the Columbia Partnership's mortgages have been significantly reduced as a result of the June 2000 refinancing (the "Refinancing"), the savings was offset by the interest incurred on the additional borrowings in connection with the Refinancing. Operating and maintenance expenses increased for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000 primarily as a result of scheduled repairs and improvements.

                     SECURED INCOME L.P. AND SUBSIDIARIES


Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

As of June 30, 2001, the occupancy of Fieldpointe Apartments (Carrollton) was approximately 98% and the occupancy of The Westmont (Columbia) was approximately 99% as to residential units and 100% as to commercial space. The future operating results of the Complexes will be extremely dependent on market conditions and therefore may be subject to significant volatility.

Six Months Ended June 30, 2000

During the six months ended June 30, 2000, the Columbia Partnership and the Carrollton Partnership generated income from operating activities, before financial expenses, of approximately $1,846,000 and approximately $503,000, respectively. Mortgage principal payments during the period for the Columbia Partnership and the Carrollton Partnership were approximately $176,000 and approximately $67,000, respectively. Prior to the Refinancing, Columbia was required to deposit certain operating cash flows to prescribed escrow accounts held by the lender to be utilized as described in the mortgage documents and the lender was entitled to a credit enhancement fee of 2.5% per annum based on the outstanding loan balance. Deposits to such escrows during the six months ended June 30, 2000, prior to the Refinancing, were approximately $616,000 and the Columbia Partnership incurred approximately $270,000 in connection with the credit enhancement fee. After considering the respective mandatory mortgage principal payments, required deposits to mortgage escrows and payments for the credit enhancement fee, among other things, the Complexes generated combined cash flow of approximately $373,000 during the six months ended June 30, 2000. As of June 30, 2000, the occupancy of Fieldpointe Apartments was approximately 98% and the occupancy of The Westmont was approximately 99% as to residential units and 100% as to commercial space.


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

        None

Item 3  Defaults upon Senior Securities

        None

Item 4  Submission of Matters to a Vote of Security Holders

        None

Item 5  Other Information

        None

Item 6  Exhibits and Reports on form 8-K

        Registrant filed a Form 8-K on April 30, 2001 concerning a distribution of approximately $0.30 per Unit expected to be made on or about May 15, 2001 to Unit holders of record as of March 31, 2001.

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



                                       SECURED INCOME L.P.




                                       By:  Wilder Richman Resources Corporation
                                            General Partner



Date:  August 10, 2001                 /s/ Richard Paul Richman
                                       -------------------------------
                                       By: Richard Paul Richman
                                           President, Chief Executive Officer
                                           and Director