Form 10-Q
period 2001-09-30
SECURED INCOME L P
filed 2001-11-13
CIK 804217

SECURITIES AND EXCHANGE COMMISSION
                                 Washington, DC
                            -------------------------

                                    FORM 10-Q



|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2001


                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from              to
                                     ------------    -------------


                         Commission file number 0-17412
                                                -------

                                Secured Income L.P.
                               -------------------
             (Exact name of Registrant as specified in its charter)


               Delaware                                        06-1185846
   -------------------------------                         ------------------
   State or other jurisdiction of                           (I.R.S. Employer
   incorporation or organization                           Identification No.)

       599 West Putnam Avenue
        Greenwich, Connecticut                                     06830
---------------------------------------                     -------------------
(Address of principal executive offices)                         Zip Code


Registrant's telephone number, including area code:  (203) 869-0900


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.


Yes     X      No
     -------      --------

                      SECURED INCOME L.P. AND SUBSIDIARIES

                         Part I - Financial Information
                                  ---------------------


Table of Contents
-----------------

Item 1      Financial Statements                                           Page
            --------------------                                           ----

            Consolidated Balance Sheets                                      3

            Consolidated Statements of Operations                            4

            Consolidated Statements of Cash Flows                            5

            Notes to Consolidated Financial Statements                       6


Item 2      Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                        7
            -----------------------------------------------------------

Item 3      Quantitative and Qualitative Disclosure about Market Risk        8
            ---------------------------------------------------------

                      SECURED INCOME L.P. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                             September 30, 2001
                                                                Unaudited)       December 31, 2000
                                                               ------------      -----------------
ASSETS

Property and equipment (net of accumulated depreciation
  of $20,215,049 and $19,070,644)                              $ 24,471,771       $ 25,616,176
Cash and cash equivalents                                         5,056,295          4,320,459
Restricted assets and funded reserves                               719,504            531,606
Tenant security deposits                                            563,986            565,654
Accounts receivable                                                  45,658             87,403
Prepaid expenses                                                    515,428            628,819
Intangible assets, net of accumulated amortization                2,256,330          2,349,492
                                                               ------------       ------------

                                                               $ 33,628,972       $ 34,099,609
                                                               ============       ============

LIABILITIES AND PARTNERS' DEFICIT

Liabilities

  Mortgages payable                                            $ 41,979,173       $ 42,321,643
  Accounts payable and accrued expenses                             248,341            466,091
  Tenant security deposits payable                                  562,669            535,568
  Due to general partners and affiliates                            509,869            651,871
  Deferred revenue                                                  116,552            116,552
                                                               ------------       ------------

                                                                 43,416,604         44,091,725
                                                               ------------       ------------
Partners' deficit

  Limited partners                                               (8,834,711)        (8,219,480)
  General partners                                                 (952,921)        (1,772,636)
                                                               ------------       ------------

                                                                 (9,787,632)        (9,992,116)
                                                               ------------       ------------

                                                               $ 33,628,972       $ 34,099,609
                                                               ============       ============




                 See notes to consolidated financial statements.

                      SECURED INCOME L.P. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                         Three Months       Threee Months     Three Months       Nine Months
                                             Ended              Ended            Ended              Ended
                                         September 30,       December 30,    September 30,      September 30,
                                             2001               2001             2000               2000
                                         -------------      -----------      ------------       ------------
REVENUE

Rental                                    $ 2,094,335       $ 6,172,435       $ 1,960,282        $ 5,773,904
Interest                                       38,998           112,174           103,601            281,602
                                          -----------       -----------       -----------        -----------

TOTAL REVENUE                               2,133,333         6,284,609         2,063,883          6,055,506
                                          -----------       -----------       -----------        -----------

EXPENSES

Administrative and management                 190,879           536,535           189,831            556,793
Operating and maintenance                     332,990         1,033,100           426,470          1,067,311
Taxes and insurance                           318,790           964,475           310,179            963,146
Financial                                     511,669         1,687,139           709,263          1,949,178
Write-off of financing costs                                                      444,322            444,322
Depreciation and amortization                 412,521         1,237,567           392,259          1,270,242
                                          -----------       -----------       -----------        -----------

TOTAL EXPENSES                              1,766,849         5,458,816         2,472,324          6,250,992
                                          -----------       -----------       -----------        -----------

NET EARNINGS (LOSS)                       $   366,484      $    825,793       $  (408,441)       $  (195,486)
                                          ===========      ============       ===========        ===========

NET EARNINGS (LOSS) ATTRIBUTABLE TO

        Limited partners                  $        -                 -                 -                  -
        General partners                      366,484           825,793          (408,441)          (195,486)
                                        -------------      ------------      -------------      ------------

                                          $   366,484      $    825,793       $  (408,441)       $  (195,486)
                                          ===========      ============       ===========        ===========

NET EARNINGS (LOSS) ALLOCATED
        PER UNIT OF LIMITED
        PARTNERSHIP INTEREST              $        -                 -                 -                  -
                                          ===========      ============       ===========        ===========



                 See notes to consolidated financial statements.

                      SECURED INCOME L.P. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)

                                                                                      2001                2000
                                                                                  ------------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES

Net earnings (loss)                                                               $    825,793        $  (195,486)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities
         Depreciation and amortization                                               1,237,567          1,270,242
         Write-off of financing costs                                                                     444,322
         Decrease (increase) in restricted assets and funded reserves                 (187,898)         4,471,286
         Decrease (increase) in tenant security deposits                                 1,668            (16,508)
         Decrease (increase) in accounts receivable                                     41,745            (15,675)
         Decrease in prepaid expenses                                                  113,391            310,509
         Increase in intangible assets                                                                 (1,534,798)
         Increase (decrease) in accounts payable and accrued expenses                 (217,750)            98,600
         Increase in tenant security deposits payable                                   27,101             15,104
         Decrease in due to general partners and affiliates                           (142,001)        (1,450,730)
                                                                                  ------------        -----------

Net cash provided by operating activities                                            1,699,616          3,396,866
                                                                                  ------------        -----------


CASH FLOWS FROM FINANCING ACTIVITIES

Mortgage proceeds                                                                                       9,249,082
Repayment of general partner advances                                                                  (1,700,680)
Distributions to partners                                                             (621,310)        (8,320,742)
Payments of principal on permanent financing                                          (342,470)          (297,176)
                                                                                  ------------        -----------

Net cash used in financing activities                                                 (963,780)        (1,069,516)
                                                                                  ------------        -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                              785,836          2,327,350

Cash and cash equivalents at beginning of period                                     4,320,459          1,910,060
                                                                                  ------------        -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                        $  5,056,295        $ 4,237,410
                                                                                  ============        ===========


SUPPLEMENTAL INFORMATION

Financial expenses paid                                                           $  1,688,718        $ 3,421,916
                                                                                  ============        ===========


NON-CASH FINANCING ACTIVITY

Reduction in mortgages payable with refinancing proceeds                                              $ 23,500,918
                                                                                                      ============


                 See notes to consolidated financial statements.

                      SECURED INCOME L.P. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (Unaudited)


1. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The results of operations are impacted significantly by the results of operations of the Carrollton and Columbia Partnerships, which is provided on an unaudited basis during interim periods. Accordingly, the accompanying consolidated financial statements are dependent on such unaudited information. In the opinion of the General Partners, the consolidated financial statements include all adjustments necessary to reflect fairly the results of the interim periods presented. All adjustments are of a normal recurring nature. No significant events have occurred subsequent to September 30, 2001 and no material contingencies exist which would require additional disclosure in the report under Regulation S-X, Rule 10-01 paragraph A-5.

        The results of operations for the nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the entire year.

2. Additional information, including the audited December 31, 2000 Consolidated Financial Statements and the Summary of Significant Accounting Policies, is included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 on file with the Securities and Exchange Commission.

                      SECURED INCOME L.P. AND SUBSIDIARIES


Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations
        -----------------------------------------------------------

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

During the nine months ended September 30, 2001, as a result of the cash flows generated by the operations of the Complexes, cash and cash equivalents increased by approximately $736,000. Mortgages payable decreased due to principal amortization of approximately $342,000. Property and equipment decreased by approximately $1,144,000 due to depreciation, while intangible assets decreased by approximately $93,000 due to amortization. Property and equipment and intangible assets are expected to decrease annually as the cost of these assets is allocated to future periods over their remaining lives. Prepaid expenses and accounts payable and accrued expenses decreased in the ordinary course of operations. Due to general partners and affiliates decreased as a result of the payment of accrued investor service fees.

The Partnership made quarterly distributions in May 2001 and August 2001 totaling $621,301, resulting primarily from operating cash flow generated by the Operating Partnerships. The Partnership anticipates making another quarterly distribution on or about November 15, 2001 of approximately $.575 per Unit to Unit holders of record as of September 30, 2001. Such distribution will result in an annualized return to the limited partners of 8% for the period January 1, 2001 through September 30, 2001. The Partnership intends to make quarterly distributions on an ongoing basis, dependent upon the operating results of the Operating Partnerships, including the level of interest rates. There can be no assurance that the Operating Partnerships will continue to generate cash flow sufficient to make quarterly distributions or that future distributions will be in any specific amounts. The recent events of September 11, 2001 have increased the risk that the operations of the Properties may be adversely impacted as a result of the effect of these events on the economy in general and because the Properties are located in New York City and near Washington, D.C.

Results of Operations

Nine Months Ended September 30, 2001
------------------------------------

During the nine months ended September 30, 2001, the Columbia Partnership and the Carrollton Partnership generated income from operating activities, before financial expenses, of approximately $2,808,000 and approximately $950,000, respectively. Mortgage principal payments during the period for the Columbia Partnership and the Carrollton Partnership were approximately $235,000 and approximately $107,000, respectively. After considering the respective mandatory mortgage principal payments and required deposits to mortgage escrows, among other things, the Complexes generated combined cash flow of approximately $1,663,000 during the nine months ended September 30, 2001. The increase in cash flow as compared to the nine months ended September 30, 2000 (see discussion below) is due in part to a decrease in required deposits to mortgage escrows of approximately $582,000. However, there can be no assurance that the level of cash flow generated by the Complexes during the nine months ended September 30, 2001 will continue in future periods.

Results of operations improved for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. Although certain fees incurred in connection with the Columbia Partnership's mortgages have been significantly reduced as a result of the June 2000 refinancing (the "Refinancing") and the weighted average interest rate on the Columbia Partnership's first mortgage decreased from approximately 3.86% during the nine months ended September 30, 2000 to approximately 2.94% during the nine months ended September 30, 2001, the savings was partially offset by the interest incurred on the additional borrowings in connection with the Refinancing. The write-off of unamortized financing costs of $444,322 during the nine months ended September 30, 2000 was in connection with the Refinancing.

                      SECURED INCOME L.P. AND SUBSIDIARIES


Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
        -----------------------------------------------------------

As of September 30, 2001, the occupancy of Fieldpointe Apartments (Carrollton) was approximately 98% and the occupancy of The Westmont (Columbia) was approximately 99% as to residential units and 100% as to commercial space. The future operating results of the Complexes will be extremely dependent on market conditions and therefore may be subject to significant volatility.

Nine Months Ended September 30, 2000
------------------------------------

During the nine months ended September 30, 2000, the Columbia Partnership and the Carrollton Partnership generated income from operating activities, before financial expenses, of approximately $2,741,000 and approximately $744,000, respectively. Mortgage principal payments during the period for the Columbia Partnership and the Carrollton Partnership were approximately $196,000 and approximately $101,000, respectively. Prior to the Refinancing, Columbia was required to deposit certain operating cash flows to prescribed escrow accounts held by the lender to be utilized as described in the mortgage documents and the lender was entitled to a credit enhancement fee of 2.5% per annum based on the outstanding loan balance. Deposits to such escrows during the nine months ended September 30, 2000, prior to the Refinancing, were approximately $616,000 and the Columbia Partnership incurred approximately $270,000 in connection with the credit enhancement fee. After considering the respective mandatory mortgage principal payments, required deposits to mortgage escrows and payments for the credit enhancement fee, among other things, the Complexes generated combined cash flow of approximately $695,000 during the nine months ended September 30, 2000. As of September 30, 2000, the occupancy of Fieldpointe Apartments was approximately 98% and the occupancy of The Westmont was 100% as to both residential units and commercial space.


Item 3  Quantitative and Qualitative Disclosure about Market Risk
        ---------------------------------------------------------

The Partnership has market risk sensitivity with regard to financial instruments concerning potential interest rate fluctuations in connection with the low floater rates associated with the Columbia Partnership's first mortgage. Accordingly, a fluctuation in the low-floater interest rates of .25% would have a $60,500 annualized impact on the Partnership's results of operations.

                      SECURED INCOME L.P. AND SUBSIDIARIES

                           Part II - Other Information
                                     -----------------

Item 1            Legal Proceedings
                  -----------------

                  Registrant is not aware of any material legal proceedings.

Item 2            Changes in Securities
                  ---------------------
                  None

Item 3            Defaults upon Senior Securities
                  -------------------------------
                  None

Item 4            Submission of Matters to a Vote of Security Holders
                  ---------------------------------------------------

                  None

Item 5            Other Information
                  -----------------

                  None

Item 6            Exhibits and Reports on form 8-K
                  --------------------------------

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


                                 SECURED INCOME L.P.


                                 By:  Wilder Richman Resources Corporation
                                      General Partner



Date:  November 13, 2001         /s/ Richard Paul Richman
                                 -----------------------------------------------
                                 Richard Paul Richman
                                 President, Chief Executive Officer and Director