Form 10-K
period 2001-12-31
SECURED INCOME L P
filed 2002-04-01
CIK 804217

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K
                 (Mark One)

         [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934
                 For fiscal year ended December 31, 2001
                                       -----------------

                                       OR

         [ ]     TRANSITION  REPORT  PURSUANT  TO SECTION 13
                 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to ________.

                                     0-17412
                                     -------
                            (Commission File Number)

                               Secured Income L.P.
                               -------------------
      (Exact name of registrant as specified in its governing instruments)

                 Delaware                                   06-1185846
                 --------                                   ----------
(State or other jurisdiction of organization)            (I.R.S.  Employer
                                                         Identification No.)

Wilder Richman Resources Corporation
599 W. Putnam Avenue
Greenwich, Connecticut                                     06830
--------------------------------------------------------------------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:           (203) 869-0900
                                                        ------------------------

Securities registered pursuant to Section 12(b) of the Act:

           None
---------------------------
(Title of each Class)

Securities registered pursuant to Section 12(g) of the Act:

                      Units of Limited Partnership Interest
--------------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _X_

The aggregate sales price of the units of limited partnership interest held by non-affiliates of the Registrant is $19,687,380. There is currently no public market for the units of limited partnership interest and, accordingly, such figure does not represent the market value for the units.

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

Tax Reform Act of 1986, Revenue Act of 1987, Technical and Miscellaneous Revenue Act of 1988, Omnibus Budget Reconciliation Act of 1989, Omnibus Budget Reconciliation Act of 1990, Tax Extension Act of 1991, Omnibus Budget Reconciliation Act of 1993, Uruguay Round Agreements Act, Tax and Trade Relief Extension Act of 1998, Tax and Trade Relief Extension Act of 1999, Community Renewal Tax Relief Act of 2000, Economic Growth and Tax Relief Reconciliation Act of 2001 and Job Creation and Worker Assistance Act of 2002 (collectively the "Tax Acts")

Registrant is organized as a limited partnership and is a "pass through" tax entity which does not, itself, pay federal income tax. However, the partners of Registrant who are subject to federal income tax may be affected by the Tax Acts. Registrant will consider the effect of certain aspects of the Tax Acts on the partners when making decisions regarding its investments. Registrant does not anticipate that the Tax Acts will currently have a material adverse impact on Registrant's business operations, capital resources and plans or liquidity.


Item 2     Properties

The following table sets forth information regarding the Complexes owned by the Operating Partnerships as of December 31, 2001.
                                                                 Number of
           Property                   Location                Dwelling Units
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

The mortgage financing of the Carrollton Partnership was financed from the sale of tax-exempt bonds pursuant to the terms of Section 103(b)(4)(a) of the Internal Revenue Code. The mortgage in the original amount of $10,494,100, bearing fixed 6.09% interest and maturing in February 2028, is insured by the United States Department of Housing and Urban Development ("HUD") under Section 221(d)(4) of the National Housing Act, as amended. Under the terms of the financing, 80% of the units are permitted market rate rents and 20% of the units are to be rented to people earning no more than the low or moderate income levels within the meaning of Section 103(b)(4)(a) of the Internal Revenue Code. The Fieldpointe Apartments occupancy rate was approximately 97% as of December 31, 2001.

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

The Columbia Partnership's mortgages were refinanced on June 7, 2000. The first mortgage, in the amount of $24.2 million, is subject to interest based on a variable low floater index with credit enhancement provided by the Federal Home Loan Mortgage Corporation ("Freddie Mac") and matures in July 2030. The second mortgage, in the amount of $8.55 million and payable to Freddie Mac, is subject to fixed interest at 8.07% and matures in July 2015. Under the terms of the refinancing, 20% of the residential units in The Westmont will be maintained for occupancy by low or moderate income tenants through July 2004. The Westmont's occupancy rate as of December 31, 2001 was approximately 98% as to residential dwelling units and 100% as to commercial space.

As of December 31, 2001, the market rental rates of the Complexes were approximately as follows:


                               Fieldpointe              The
                               Apartments            Westmont
                               ----------            --------

      Monthly Rental Rates:
         Studio                                    $1,889-$2,350
         One-Bedroom            $730-$755          $1,786-$3,579
         Two-Bedroom            $780-$880          $2,706-$4,647
         Three-Bedroom         $980-$1,030         $4,050-$4,971


The low and moderate income rental rates as of December 31, 2001 for Fieldpointe Apartments fall within the ranges noted above. Such rates for The Westmont range from $705 to $1,062.

Further information regarding the Complexes and Registrant's interest therein is set forth under the heading Specified Investments at pages 30 through 36 of the Prospectus, and in the supplements to the Prospectus dated October 2, 1987 and March 29, 1988.


Item 3     Legal Proceedings

Registrant is not aware of any material legal proceedings.


Item 4     Submission of Matters to a Vote of Security Holders

None.

                                     PART II

Item 5     Market for Registrant's Common Equity and Related Unit Matters

Market

There is no developed public market for the purchase and sale of Units and Registrant does not anticipate that such a market will develop.

Holders

As of December 31, 2001, there were approximately 875 record holders of Units (the "Limited Partners") holding an aggregate of 984,369 Units in the Partnership.

Distributions

The Agreement of Limited Partnership of Registrant (the "Partnership Agreement") provides that all Cash Available for Distribution (as defined therein) be distributed quarterly to the partners in specified proportions. As part of the June 2000 restructuring of the Columbia Partnership's financing, the Columbia Partnership distributed approximately $9,104,000 to the Partnership. The Partnership made a distribution in July 2000 of approximately $8,219,000, representing $8.35 per Unit, to Unit holders of record as of June 30, 2000. During 2001, the Partnership made distributions to the Unit holders totaling $1,181,243. On March 15, 2002, the Partnership distributed an additional $396,748, representing the distribution for the fourth quarter of 2001. Accordingly, total limited partner distributions attributable to 2001 represent approximately $1.60 per Unit. Prior to the mortgage restructuring, the Columbia Partnership was prohibited from distributing cash flow from operations. See Item 7 herein, Management's Discussion and Analysis of Financial Condition and Results of Operations, for further discussion.


Item 6     Selected Financial Data

The following table summarizes certain selected consolidated financial information concerning Registrant and should be read in conjunction with the consolidated financial statements and the related notes thereto:


                             Year Ended December 31,
                             -----------------------



                            2001           2000         1999           1998            1997
                      -------------    -----------   ----------    -----------      ----------
Total revenue          $ 8,446,311    $ 8,138,955    $ 7,501,288   $ 7,078,399    $ 6,787,161

Net earnings (loss)      1,070,991       (167,210)*      121,017      (216,504)      (596,273)


Net loss allocated
  per unit of limited
  partnership interest         -              -              -             -               -

At year end:

  Total assets          32,940,557     34,099,609     36,803,602    38,958,954     38,149,194
  Mortgages payable     41,833,655     42,321,643     33,479,624    33,973,813     34,449,756

  Long-term debt               -              -              -             -              -

* Includes extraordinary loss of $509,899 in connection with the write-off of unamortized mortgage costs. See Item 7 herein, Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

During 2001, as a result of the cash flows generated by the operations of the Complexes and after distributions to Unit holders (see below), cash and cash equivalents increased by approximately $511,000. Mortgages payable decreased as a result of regular principal amortization of approximately $488,000. Due to general partners and affiliates decreased by approximately $293,000 primarily as a result of the Partnership's payment of accrued investor services fees and the repayment of certain operating advances owed by the Carrollton Partnership. As of December 31, 2001, the Partnership owes approximately $264,000 to an affiliate of certain General Partners for accrued investor services fees.

Property and equipment decreased by approximately $1,481,000 due to depreciation of approximately $1,528,000, partially offset by capitalized improvements of aproximately $47,000. Intangible assets decreased by approximately $118,000 due to amortization. Property and equipment and intangible assets are expected to decrease annually as the cost of these assets is allocated to future periods over their remaining lives.

The Partnership made quarterly distributions in May, August and November 2001 and in March 2002 totaling $1,577,991, resulting primarily from operating cash flow generated by the Operating Partnerships. Such distribution represents an annualized return to the limited partners of approximately 8% for the year ended December 31, 2001. The Partnership intends to make quarterly distributions on an ongoing basis, dependent upon the operating results of the Operating Partnerships, which is highly contigent upon interest rates of the Columbia Partnership's low-floater mortgages. There can be no assurance that the Operating Partnerships will continue to generate cash flow sufficient to make quarterly distributions or that future distributions will be in any specific amounts. The recent events of September 11, 2001 have increased the risk that the operations of the Properties may be adversely impacted as a result of the effect of these events on the economy in general and because the Properties are located in New York City and near Washington, D.C.


Results of Operations

Year Ended December 31, 2001

During 2001, the Columbia Partnership and the Carrollton Partnership generated income from operating activities, before financial expenses, of approximately $3,730,000 and approximately $1,203,000, respectively. Mortgage principal payments during 2001 for the Columbia Partnership and the Carrollton Partnership were approximately $344,000 and approximately $144,000, respectively. After considering the respective mandatory mortgage principal payments and required deposits to restricted reserves, among other things, the Complexes generated combined cash flow of approximately $2,144,000 during 2001. However, there can be no assurance that the level of cash flow generated by the Complexes in 2001 will continue in future years.

Results of operations improved in 2001 as compared to 2000. Financial expenses decreased primarily as a result of a decrease in the weighted average interest rate on the Columbia Partnership's first mortgage from approximately 3.95% in 2000 to approximately 2.67% in 2001. The write-off of unamortized financing costs of $509,899 in connection with the refinancing of the Columbia Partnership's mortgages (the "Refinancing") occurred in 2000.

As of December 31, 2001, the occupancy of Fieldpointe Apartments was approximately 97% and the occupancy of The Westmont was approximately 98% as to residential units and 100% as to commercial space. The future operating results of the Complexes will be extremely dependent on market conditions and therefore may be subject to significant volatility. The Complexes are generally in good physical condition and are being managed by experienced management companies.

Year Ended December 31, 2000

During 2000, the Columbia Partnership and the Carrollton Partnership generated income from operating activities, before financial expenses, of approximately $3,560,000 and approximately $1,049,000, respectively. Mortgage principal payments during 2000 for the Columbia Partnership and the Carrollton Partnership were approximately $271,000 and approximately $136,000, respectively. Deposits to the Pledged Cap Account and the Bond Retirement Escrow during 2000, prior to the Refinancing, were approximately $167,000 and approximately $331,000, respectively. Pursuant to the terms of the Columbia Partnership's prior mortgages, the prior lender was entitled to a credit enhancement fee of 2.5% per annum based on the outstanding loan balance. During 2000, the Columbia Partnership incurred $270,242 in connection with such fee prior to the Refinancing. After considering the respective mandatory mortgage principal payments, required deposits to mortgage escrows and payments for the credit enhancement fee, among other things, the Complexes generated combined cash flow of approximately $995,000 during 2000.

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

Year Ended December 31, 1999

During 1999, the Columbia Partnership and the Carrollton Partnership generated income from operating activities, before financial expenses, of approximately $3,265,000 and approximately $1,001,000, respectively. Mortgage principal payments during 1999 for the Columbia Partnership and the Carrollton Partnership were approximately $366,000 and approximately $128,000, respectively. Deposits to the Pledged Cap Account and the Bond Retirement Escrow during 1999 were approximately $674,000 and approximately $35,000, respectively. During 1999, the Columbia Partnership incurred $624,293 in connection with the lender credit enhancement fee. After considering the respective mandatory mortgage principal payments, required deposits to mortgage escrows and payments for the credit enhancement fee, among other things, the Complexes generated combined cash flow of approximately $763,000 during 1999.

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


Recent Accounting Pronouncement Not Yet Adopted

In October 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which is effective January 1, 2002. SFAS No. 144 supersedes and provides additional clarification under the guidelines established by SFAS No. 121. The Partnership does not anticipate that the adoption of SFAS No. 144 will have a material impact on its financial statements.

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


                             The WRC General Partner
                             -----------------------

The directors and certain officers of the WRC General Partner are set forth below:


        Name                      Age      Office
        ----                      ---      ------

        Richard Paul Richman      54       President and Director

        Robert H. Wilder, Jr.     56       Executive Vice President and Director

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

                            The AIMCO General Partner
                            -------------------------

Certain officers of Real Estate Equity Partners Inc. are set forth below.


        Name                   Age       Office
        ----                   ---       ------

        Terry Considine        54        Chairman  of the  Board of  Directors
                                           & Chief  Executive Officer

        Peter K. Kompaniez     57        Vice Chairman of the Board of Directors
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

Peter K. Kompaniez has been Vice Chairman of the Board of Directors of AIMCO since July 1994 and was appointed President in July 1997. Mr. Kompaniez graduated from Yale University with a Bachelor of Arts degree in 1966 and from the University of California with a Juris Doctor degree in 1969. Mr. Kompaniez has also served as Chief Operating Officer of NHP Incorporated, which was acquired by AIMCO in December 1997. From 1986 to 1993, he served as President and Chief Executive Officer of Heron Financial Corporation ("HFC"), a United States holding company for Heron International N.V.'s real estate and related assets. While at HFC, Mr. Kompaniez administered the acquisition, development and disposition of approximately 8,150 apartment units (including 6,217 units that have been acquired by AIMCO) and 3.1 million square feet of commercial real estate.


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


Item 11    Executive Compensation

The Partnership is not required to pay the officers, directors or partners of the General Partners any direct compensation and no such compensation was paid during the fiscal year ended December 31, 2001.

Item 12    Security Ownership of Certain Beneficial Owners and Management

      a) As of December 31, 2001, no person or entity, other than the General Partners discussed below, was known by the Partnership to be the beneficial owner of more than five percent of the Units.

      b)  Security ownership by the General Partners is as follows:

                                                                          Percentage of
                                                     Amount and            Outstanding
                                                     Nature of               General
                                                     Beneficial             Partners'
 Title of Class          Name of Beneficial Owner    Ownership               Interest*
------------------       ------------------------   ------------          -------------

    General              Real Estate Equity             $3.33                 33.3%
    Partners'              Partners L.P.
    Interest in
    Secured Income L.P.  Wilder Richman                 $3.33                 33.3%
                           Resources Corporation

                         WRC-87A Corporation            $3.34                 33.4%

  * General Partners as a class have a 1% interest in all profits, losses and distributions of the Partnership.

      West Putnam Housing Partners II LLC, an affiliate of Wilder Richman Resources Corporation, WRC 87-A Corporation and certain of the Carrollton and Columbia Operating General Partners, owns 186,217 Units, representing approximately 18.9% of the outstanding Units of limited partnership interest. In addition, West Putnam Housing Partners LLC, the sole managing member of West Putnam Housing Partners II LLC, owns 41,711 Units, or approximately 4.2% of the outstanding Units.

     Affiliates of Real Estate Equity Partners L.P. own 162,564 Units, representing approximately 16.5% of the outstanding Units.

     c) Registrant knows of no arrangements that may, at a subsequent date, result in a change of control of Registrant. Article VI of the Partnership Agreement describes the circumstances under which changes in General Partners can occur.

     d) There is no family relationship between any of the foregoing directors and executive officers.

     e) Involvement in certain legal proceedings with respect to the foregoing directors and executive officers: None.


Item 13    Certain Relationships and Related Transactions with Management

The General Partners and their affiliates are entitled to receive certain compensation, fees and reimbursements of expenses. The Partnership incurred investor services fees in the amount of $98,437, of which $85,403 is payable to an affiliate of the General Partners for the year ended December 31, 2001. Information regarding such compensation is set forth under the heading "Compensation And Fees To General Partners And Affiliates" at pages 13 through 19 of the Prospectus, which is incorporated herein by reference.

The financial interests in Registrant of the General Partners and Special Limited Partner are set forth under the heading "Profits, Losses and Distributions" at pages 64 through 67 of the Prospectus, which is incorporated herein by reference.

The taxable income generated by Registrant during the year ended December 31, 2001 allocated to each of the General Partners was approximately $4,000.

Transactions with Affiliates of Management

Wilder Richman Management Corp. ("Wilder Richman"), an affiliate of certain General Partners, was the managing agent of Fieldpointe Apartments in 2001. In connection with these services, Wilder Richman earned management and reporting fees of $106,309 in 2001.

Indebtedness of Management

No officer or director of the General Partners or any affiliate of the foregoing was indebted to Registrant at any time during the fiscal year ended December 31, 2001.

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

      10(R) Columbia Partnership Assignment and Interdreditor Agreement dated as of June 1, 2000.

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


Other Exhibits

(b)   Reports on form 8-K
      -------------------

Registrant filed a Form 8-K on April 30, 2001 concerning a distribution of approximately $0.30 per Unit expected to be made on or about May 15, 2001 to Unit holders of record as of March 31, 2001.

                                   SIGNATURES



       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized on the 1st day of April 2002.


                SECURED INCOME L.P.

                By:   Wilder Richman Resources Corporation, General Partner

                      By:   /s/Richard Paul Richman
                            ---------------------------------------
                            Richard Paul Richman - President

                By:   WRC-87A Corporation, General Partner

                      By:   /s/Richard Paul Richman
                            ---------------------------------------
                            Richard Paul Richman -  Executive Vice President

                      CONSOLIDATED FINANCIAL STATEMENTS AND
                          INDEPENDENT AUDITORS' REPORT

                      SECURED INCOME L.P. AND SUBSIDIARIES

                        DECEMBER 31, 2001, 2000 AND 1999

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


    Consolidated Statements of Cash Flows                              F-7


    Notes to Consolidated Financial Statements                         F-8

                          INDEPENDENT AUDITORS' REPORT



To the Partners
Secured Income L.P. and Subsidiaries

     We have audited the consolidated balance sheets of Secured Income L.P. and Subsidiaries as of December 31, 2001 and 2000 and the related consolidated statements of operations, partners' deficit and cash flows for each of the three years in the period ended December 31, 2001. These consolidated financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Secured Income L.P. and Subsidiaries as of December 31, 2001 and 2000 and the results of their operations, changes in their partners' deficit and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.




                                 By:  /s/ Reznick Fedder & Silverman
                                      -------------------------------------

        Bethesda, Maryland
        March 28, 2002

                      SECURED INCOME L.P. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2001 AND 2000



                                                      Notes              2001              2000
                                                  ------------       ------------     -------------
ASSETS

Property and equipment, net of accumulated
  depreciation                                         2,5         $  24,135,440    $  25,616,176
Cash and cash equivalents                              8,9             4,831,075        4,320,459
Restricted assets and funded reserves                 4,5,9              518,969          531,606
Tenant security deposits                                                 556,712          565,654
Interest and accounts receivable                        9                 37,493           87,403
Prepaid expenses                                                         629,621          628,819
Intangible assets, net of accumulated amortization      3              2,231,247         2,349,492
                                                                    ------------    -------------

                                                                    $  32,940,557   $  34,099,609
                                                                    =============   =============

LIABILITIES AND PARTNERS' DEFICIT

Liabilities

   Mortgages payable                                   5,8          $ 41,833,655   $  42,321,643
   Accounts payable and accrued expenses                                 203,385          466,091
   Tenant security deposits payable                                      555,626          535,568
   Due to general partners and affiliates              6                 359,226          651,871
   Deferred revenue                                                      104,598          116,552
                                                                   -------------    -------------

                                                                      43,056,490       44,091,725
                                                                   -------------    -------------

Commitments and contingencies                         5,6,8

Partners' deficit                                       7

   Limited partners (984,369 units issued and outstanding)            (9,400,723)      (8,219,480)
   General partners                                                     (715,210)      (1,772,636)
                                                                   -------------    -------------

                                                                     (10,115,933)      (9,992,116)
                                                                   -------------    -------------

                                                                   $  32,940,557    $  34,099,609
                                                                   =============    =============


                 See notes to consolidated financial statements.

                      SECURED INCOME L.P. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999




                               Notes             2001               2000              1999
                            ------------   ----------------   ----------------   ----------------
REVENUE


Rental                                         $  8,228,292      $ 7,690,883       $ 7,201,954
Interest                                            130,009          333,137           247,360
Other                                                88,010          114,935            51,974
                                            ---------------   --------------    --------------

TOTAL REVENUE                                     8,446,311        8,138,955         7,501,288
                                              -------------     ------------      ------------


EXPENSES

Administration and management      6                811,018          811,754           810,314
Operating and maintenance                         1,385,136        1,468,310         1,263,405
Taxes and insurance                               1,356,038        1,294,555         1,251,001
Financial                         5,6             2,177,130        2,509,088         2,282,652
Depreciation and amortization     2,3             1,645,998        1,712,559         1,772,899
                                              -------------    -------------      ------------

TOTAL EXPENSES                                    7,375,320        7,796,266         7,380,271
                                              -------------    -------------      ------------

Earnings before extraordinary item                1,070,991          342,689           121,017

Extraordinary item - write-off of
   unamortized mortgage costs      3                                 509,899
                                              -------------    -------------      ------------

NET EARNINGS (LOSS)                            $  1,070,991     $   (167,210)     $    121,017
                                               ============     ============      ============

NET EARNINGS (LOSS) ATTRIBUTABLE TO

   General partners                7           $  1,070,991     $   (167,210)     $    121,017
   Limited partners                7                    -                 -                 -
                                              -------------    -------------      ------------

                                               $  1,070,991     $   (167,210)     $    121,017
                                               ============     ============      ============

NET EARNINGS (LOSS) ALLOCATED PER
   UNIT OF LIMITED PARTNERSHIP
   INTEREST                        7           $        -       $          -      $         -
                                               ============     ============      ============


Weighted number of units outstanding                984,369          984,369          984,369
                                               ============     ============      ============


                 See notes to consolidated financial statements.

                      SECURED INCOME L.P. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF PARTNERS' DEFICIT
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999





                                                                       Limited         General
                                                     Total             partners        partners
                                                -------------       ------------   -------------
Partners' deficit, December 31, 1998            $  (1,633,904)      $         -     $ (1,633,904)

Net earnings                                          121,017                 -          121,017
                                                -------------       ------------   -------------

Partners' deficit, December 31, 1999               (1,512,887)                 -      (1,512,887)

Distributions to partners                          (8,312,019)        (8,219,480)        (92,539)

Net loss                                             (167,210)                -         (167,210)
                                                -------------       ------------   -------------

Partners' deficit, December 31, 2000               (9,992,116)        (8,219,480)     (1,772,636)

Distributions to partners                          (1,194,808)        (1,181,243)        (13,565)

Net earnings                                        1,070,991                 -        1,070,991
                                                -------------       ------------   -------------

Partners' deficit, December 31, 2001            $ (10,115,933)      $ (9,400,723)  $    (715,210)
                                                =============       ============   ===============


                 See notes to consolidated financial statements.

                      SECURED INCOME L.P. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


                                                                            2001              2000            1999
                                                                         ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net earnings (loss)                                                      $  1,070,991    $   (167,210)   $    121,017

Adjustments to reconcile net earnings (loss) to net cash
   provided by operating activities
         Depreciation and amortization                                      1,645,998       1,712,559       1,772,899
         Write-off of unamortized mortgage costs                                              509,899
         Decrease (increase) in restricted assets
          and funded reserves                                                  12,637       4,826,842      (1,414,129)
         Decrease (increase) in tenant security deposits                        8,942         (51,249)        (23,749)
         Decrease (increase) in accounts receivable                            49,910         (17,834)          1,512
         Increase in prepaid expenses                                            (802)        (31,773)        (33,916)
         Increase in intangible assets                                                                        (13,609)
         Increase (decrease) in accounts payable
           and accrued expenses                                              (115,260)         84,455          70,635
         Increase in tenant security deposits payable                          20,058          22,806          22,646
         Increase (decrease) in due to general partners and affiliates       (104,589)     (1,581,256)        158,280
         Decrease in deferred revenue                                         (11,954)        (11,954)        (11,954)
                                                                         ------------    ------------    ------------

Net cash provided by operating activities                                   2,575,931       5,295,285         649,632
                                                                         ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES

Capital expenditures                                                         (194,463)       (149,407)       (108,640)
                                                                         ------------    ------------    ------------


Net cash used in investing activities                                        (194,463)       (149,407)       (108,640)
                                                                         ------------    ------------    ------------

 CASH FLOWS FROM FINANCING ACTIVITIES

Mortgage principal payments                                                  (487,988)    (23,907,981)       (494,189)
Mortgage proceeds                                                                          32,750,000
Distributions to partners                                                  (1,194,808)     (8,312,019)
Payment of mortgage costs                                                                  (1,534,799)        (22,000)
Repayment of general partner advances                                        (188,056)     (1,730,680)
                                                                         ------------    ------------    ------------

Net cash used in financing activities                                      (1,870,852)     (2,735,479)       (516,189)
                                                                         ------------    ------------    ------------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                                                510,616       2,410,399          24,803

Cash and cash equivalents at beginning of year                              4,320,459       1,910,060       1,885,257
                                                                         ------------    ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                 $  4,831,075    $  4,320,459    $  1,910,060
                                                                         ============    ============    ============

SUPPLEMENTAL INFORMATION

Financial expenses paid                                                  $  2,235,928    $  3,923,168    $  2,110,181
                                                                         ============    ============    ============


                           See notes to consolidated financial statements.

                      SECURED INCOME L.P. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999


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

Principles of Consolidation

The consolidated financial statements include the assets, liabilities and results of operations, which relate to the business of the Partnership, Carrollton and Columbia. All significant inter-partnership balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

Other Assets and Amortization

Mortgage costs are amortized over the terms of the respective loans using the effective interest method. Acquisition fees are amortized over the useful lives of the respective property and equipment using the straight-line method. Leasing costs are amortized over the period of the applicable leases, which range from 5 to 12 years, using the straight-line method.

                      SECURED INCOME L.P. AND SUBSIDIARIES

                        DECEMBER 31, 2001, 2000 AND 1999

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

Net Loss per Unit of Limited Partnership Interest

Net loss per unit of limited partnership interest is calculated based upon the weighted average number of units outstanding, 984,369 for each of the years 2001, 2000 and 1999. Losses are allocated to limited partners until such time as the limited partners' equity reaches zero.

Recent Accounting Pronouncement Not Yet Adopted

In October 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which is effective January 1, 2002. SFAS No. 144 supersedes and provides additional clarification under the guidelines established by SFAS No. 121. The Partnership does not anticipate that the adoption of SFAS No. 144 will have a material impact on its financial statements.


Note 2 - Property and Equipment

Property and equipment as of December 31, 2001 and 2000 are summarized as follows:

                                                    2001                2000
                                              -------------       -------------

        Land                                  $   6,057,940       $   6,057,940
        Buildings and improvements               37,055,070          37,008,053
        Furniture and equipment                   1,620,827           1,620,827
                                              -------------       -------------

                                                 44,733,837          44,686,820
        Less accumulated depreciation            20,598,397          19,070,644
                                              -------------        ------------

                                               $ 24,135,440        $ 25,616,176
                                               ============        ============

Depreciation for the years 2001, 2000 and 1999 was $1,527,753, $1,533,878 and
$1,522,040, respectively.

                      SECURED INCOME L.P. AND SUBSIDIARIES

                        DECEMBER 31, 2001, 2000 AND 1999


Note 3 - Intangible Assets

Intangible assets as of December 31, 2001 and 2000 are summarized as follows:

                                                  2001               2000
                                            ------------        ------------

        Acquisition fees                     $   787,495        $    787,495
        Mortgage costs                         2,159,285           2,159,285
        Leasing costs                            269,265             269,265
                                            ------------        ------------

                                               3,216,045           3,216,045
        Less accumulated amortization            984,798             866,553
                                            ------------        ------------

                                             $ 2,231,247         $ 2,349,492
                                             ===========         ===========


Amortization for the years 2001, 2000 and 1999 was $118,245, $178,680 and $250,859, respectively. In addition, unamortized mortgage costs in the amount of $509,899 were expensed during 2000 in connection with the refinancing of Columbia's mortgages (see Note 5).


Note 4 - Restricted Assets and Funded Reserves

Restricted assets and funded reserves (see Note 5) as of December 31, 2001 and 2000 are summarized as follows:

                                                  2001                2000
                                              -----------         -----------

         Escrows held by mortgage lenders     $   455,741         $   501,155
         Interest rate cap account                 63,228              30,451
                                              -----------        -----------

                                              $   518,969         $   531,606
                                              ===========         ===========


Note 5 - Mortgages Payable

Carrollton

Carrollton is obligated under the terms of a note in the original amount of $10,494,100, which note was financed through tax exempt revenue bonds issued by the City of Frederick, Maryland ("Frederick") and is insured by the United States Department of Housing and Urban Development ("HUD"). The note bears interest at 6.09% with monthly payments of principal and interest of $60,900 due through maturity in February 2028. The note is collateralized by the underlying value of the real estate plus other amounts on deposit with the lender. Pursuant to agreements, Carrollton is required to make monthly escrow deposits for taxes, insurance and replacement of project assets, and is subject to restrictions as to operating policies, rental charges, operating expenditures and distributions to partners. The balance of the mortgage payable at December 31, 2001 and 2000 is $9,551,847 and $9,696,082, respectively.

                      SECURED INCOME L.P. AND SUBSIDIARIES

                        DECEMBER 31, 2001, 2000 AND 1999


Note 5 - Mortgages Payable (continued)

Columbia

On June 7, 2000, the Columbia Partnership's mortgages were refinanced (the "Refinancing") with the Federal Home Loan Mortgage Corporation ("Freddie Mac") replacing Citibank, N.A. ("Citibank") as the credit enhancer. Credit enhancement was provided for $24.2 million in tax exempt bonds (the "First Mortgage") and an $8.55 million conventional mortgage (the "Second Mortgage") payable to Freddie Mac. The First Mortgage matures in July 2030 and requires monthly payments of interest only until the maturity of the Second Mortgage (see below). After such maturity, a monthly principal reserve fund deposit will be required in an amount to be determined at that time. The interest rate is based on a weekly variable low floater index, with a weighted average of approximately 2.67% in 2001 and approximately 4.13% in 2000 after the Refinancing. In connection with the First Mortgage, the Columbia Partnership purchased an interest rate cap (included in intangible assets - see Note 3), such that the rate cannot exceed 6.54% through June 1, 2005. In addition to the interest, monthly fees totaling approximately $24,000 are required, which fees include the credit enhancement fee and approximately $4,000 that is deposited to an escrow for the purchase of a future interest rate cap. The Second Mortgage bears interest at 8.07% and requires monthly principal and interest payments of $82,054 through maturity in July 2015. The balance of the First Mortgage as of December 31, 2001 and 2000 is $24,200,000. The balance of the Second Mortgage as of December 31, 2001 and 2000 is $8,081,808 and $8,425,561, respectively.

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

                        DECEMBER 31, 2001, 2000 AND 1999


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

Aggregate annual mandatory maturities on the Carrollton and Columbia Mortgages as of December 31, 2001 are as follows:


                           2002                     $     468,533
                           2003                           534,359
                           2004                           575,672
                           2005                           620,228
                           2006                           668,288
                        Thereafter                     38,966,575
                                                     ------------

                                                     $ 41,833,655
                                                     ============

The carrying amount of the mortgages approximates fair value.


Note 6 - Related Party Transactions

Due to general partners and affiliates as of December 31, 2001 and 2000 consists of cash advances and other payables as follows:

                                                                   2001            2000
                                                             -----------       ----------

   Carrollton general partners and their affiliates          $    64,638      $    65,154
   Wilder Richman Management Corporation                          30,313          196,313
   WRC-87A Corporation                                           264,275          390,404
                                                             -----------       ----------

                                                             $   359,226       $  651,871
                                                             ===========       ==========


The management agent for Fieldpointe Apartments for each of the three years ended December 31, 2001 was Wilder Richman Management Corporation ("Wilder Richman"), an affiliate of two of the general partners and one of the Carrollton general partners. During each of the three years ended December 31, 2001, Wilder Richman was entitled to property management fees equal to 4% of residential income collected. In addition, Wilder Richman was entitled to a reporting fee of $5 per unit per month for bookkeeping and reporting services. The maximum annual management and reporting fees may not exceed 5% of gross collections. Such fees of $91,189, $97,471 and $92,468 were charged to operations during 2001, 2000 and 1999, respectively. Accrued management and reporting fees as of December 31, 2001 and 2000 are $30,313.

Effective January 1, 2002, WRMC, Inc., another affiliate of two of the general partners and one of the Carrollton general partners, became the management agent for the property.

                      SECURED INCOME L.P. AND SUBSIDIARIES

                        DECEMBER 31, 2001, 2000 AND 1999


Note 6 - Related Party Transactions (continued)

The management agent for The Westmont is an affiliate of one of the Columbia general partners and receives property management fees calculated at 3% of rental income for each of the three years ended December 31, 2001. The charges to operations amounted to $180,317, $169,723 and $156,343 during 2001, 2000 and 1999, respectively. As of December 31, 2000, $56,016 was due from the management agent, which amount was repaid during 2001.

An affiliate of two of the general partners provides investor services for which a fee is incurred by Columbia and Carrollton in the amounts of $80,072 and $18,365, respectively, and which is based on .5% of the gross proceeds from the offering of Partnership units allocable to each such investment. The fee is payable quarterly from cash flow and shall be adjusted annually by increases in the Consumer Price Index. The consolidated statements of operations include charges to operations for the investor services fee of $98,437 for each of the three years ended December 31, 2001. These amounts are paid or payable to the affiliate to the extent that such services are not provided by an independent third party. Amounts payable to the affiliate as of December 31, 2001 and 2000, representing the unpaid investor services fee for the year, were $85,403 and $84,349, respectively. The Partnership paid the affiliate $211,532, $186,401 and $100,000 during 2001, 2000 and 1999, respectively, for investor services fees incurred in prior years.

A shareholder of two of the general partners provided debt financing for the capitalization of LaMere Associates, Inc. ("LaMere"). In connection with such debt financing, the shareholder received 20% of the stock of LaMere. LaMere was paid premiums in connection with property, workers compensation, liability and umbrella insurance coverage provided to Carrollton. In connection with such insurance coverage, Carrollton incurred $38,452, $37,408 and $40,654 in premiums for the years ended December 31, 2001, 2000 and 1999, respectively.

Carrollton owes its general partners and affiliates $64,638 as of December 31, 2001 and 2000 for various advances. In addition, Carrollton owed Wilder Richman $166,000 as of December 31, 2000 for prior years' operating advances, which amount was repaid during 2001. All such advances are unsecured, non-interest bearing and payable from Carrollton cash flow.

Pursuant to an operating deficit guarantee agreement dated December 21, 1988, the Columbia general partners guaranteed to loan to Columbia any funds required in order to satisfy its operating deficits up to $2,000,000. As of December 31, 1999, loans of $1,700,680 remained payable by Columbia. All outstanding loans and accrued interest thereon were repaid during 2000 in connection with the Refinancing (see Note 5). The loans bore interest at PNC Bank's prime rate plus 2% in accordance with the terms of the Columbia partnership agreement. The amount of interest charged to operations during 2000 was $81,210. In addition, Columbia had been obligated in the amount of $30,000 to certain of its partners for development advances. The non-interest bearing advances were repaid in connection with the Refinancing.

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

                      SECURED INCOME L.P. AND SUBSIDIARIES

                        DECEMBER 31, 2001, 2000 AND 1999


Note 7 - Partners' Deficit (continued)

Partnership Distributions

In accordance with the respective partnership agreements, to the extent that Carrollton and Columbia generate net operating cash flow in any year at a level sufficient, when distributed to the Partnership, to enable the Partnership to satisfy the allocable portion of the limited partners' 8% preferred return for such year without utilizing amounts generated from guaranteed investment contracts (the last of which matured in January 1998), the excess amounts generated from the guaranteed investment contracts would be paid or distributed to the general partners of Carrollton and/or Columbia, whichever generate(s) such level(s) of operating cash flow. No such excess distributions were generated during the term of the guaranteed investment contract periods. During 2001, the Partnership made distributions to the Unit holders totaling $1,181,243. On March 15, 2002, the Partnership distributed an additional $396,748, representing the distribution for the fourth quarter of 2001. Accordingly, total limited partner distributions attributable to 2001 represent approximately $1.60 per Unit. As part of the Refinancing, the Columbia Partnership distributed approximately $9,104,000 to the Partnership. The Partnership made a distribution in July 2000 of approximately $8,219,000, representing $8.35 per Unit, to Unit holders of record as of June 30, 2000. Due to restrictions concerning distributions from operating cash flow of Columbia prior to the Refinancing (see Note 5), there were no cash distributions from Columbia in 1999.


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

Concentration of Credit Risk

As of December 31, 2001, the Partnership has $2,329,131 in cash and cash equivalents which are deposited in interest-bearing accounts with an institution which is not insured by the Federal Deposit Insurance Corporation ("FDIC"). As of December 31, 2001, Carrollton has $535,789 in excess of FDIC insurance limits at two banks.

Long-term Leases

The commercial space and parking garage at Columbia are leased to tenants under the terms of noncancellable operating leases expiring on various dates through 2011. Future minimum rental payments as of December 31, 2001 are as follows:

                 2002                    $    786,000
                 2003                         801,000
                 2004                         814,000
                 2005                         705,000
                 2006                         698,000
             Thereafter                     3,392,000
                                          -----------

                                          $ 7,196,000
                                          ===========

Income recognized under the garage and commercial space for the years 2001, 2000 and 1999 was $798,699, $752,001 and $744,075, respectively.

                      SECURED INCOME L.P. AND SUBSIDIARIES

                        DECEMBER 31, 2001, 2000 AND 1999


Note 9 - Fair Value of Financial Instruments

The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." The estimated fair value of amounts has been determined using available market information, assumptions, estimates and valuation methodologies.

Cash and Cash Equivalents and Restricted Assets and Funded Reserves

The carrying amount approximates fair value.

Accounts Receivable

The carrying amount approximates fair value due to the short-term nature of the receivable.

The estimated fair values of the Partnership's financial instruments as of December 31, 2001 and 2000 are disclosed elsewhere in the financial statements.


Note 10 - Reconciliation of Taxable Income (Loss) and Bases of Assets

A reconciliation of the financial statement net earnings (loss) to the income tax income (loss) of the Partnership for each of the years ended December 31, 2001, 2000 and 1999 is as follows:

                                                                  2001           2000            1999
                                                              -----------    -----------    -----------

Financial statement net earnings (loss)                       $ 1,070,991    $  (167,210)   $   121,017

Excess depreciation for income tax purposes
  based on estimated useful life                                 (160,902)      (250,276)      (262,030)

Excess depreciation for financial reporting
  purposes due to purchase accounting treatment, net of
  excess tax depreciation resulting from a step-up in basis       260,894        439,590        438,444

Deferred revenue                                                  (11,954)       (11,954)       (11,954)

Accrual (payment) of related party expense items
  not deductible until paid for tax purposes
  under Internal Revenue Code Section 267                         (60,054)    (1,629,526)       168,461


Amounts allocated to other partners of
  Carrollton and Columbia and other                               (43,282)        51,029         (7,239)
                                                              -----------    -----------    -----------

Income (loss) as shown on tax return                          $ 1,055,693    $(1,568,347)   $   449,699
                                                              ===========    ===========    ===========

                      SECURED INCOME L.P. AND SUBSIDIARIES

                        DECEMBER 31, 2001, 2000 AND 1999


Note 10 - Reconciliation of Taxable Income (Loss) and Bases of Assets
          (continued)

A reconciliation of the financial statement carrying amount of total assets to the tax basis as of December 31, 2001 and 2000 is as follows:


                                                                         2001                  2000
                                                                     ------------         -------------

Financial statement carrying amount of assets                        $ 32,940,557          $ 34,099,609

Difference which consists principally of the
         utilization of purchase accounting for financial
         statement purposes                                           (15,022,858)          (15,069,091)
                                                                     ------------         -------------

Tax basis of assets                                                  $ 17,917,699          $ 19,030,518
                                                                     ============          ============



Note 11 - Quarterly Financial Information (unaudited)

The following is a summary of results of operations for each of the four quarters for the years indicated:

                                               First           Second               Third            Fourth
                                              Quarter          Quarter             Quarter           Quarter
                                           -------------    -------------       -------------     -------------
2001
----

Total revenue                                $ 2,046,625      $ 2,104,651        $ 2,133,333       $ 2,161,702

Net earnings (loss)                              199,355          259,954            366,484          245,198


2000
----

Total revenue                                $ 1,930,145       $2,061,478        $ 2,063,883      $ 2,083,449

Earnings before extraordinary item               114,331           98,624             35,881           93,853

Net earnings (loss)                              114,331           98,624           (408,441)          28,276
