Form 10-Q
period 2002-03-31
SECURED INCOME L P
filed 2002-05-15
CIK 804217

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

  X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----   EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

                                       OR

_____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to
                               ------------    -------------


                         Commission file number 0-17412

                               Secured Income L.P.
                               -------------------
             (Exact name of Registrant as specified in its charter)


           Delaware                                             06-1185846
-----------------------------                               ------------------
State or other jurisdiction of                                (IRS Employer
incorporation or organization                               Identification No.)

    599 West Putnam Avenue
    Greenwich, Connecticut                                       06830
---------------------------------------                       ------------
(Address of principal executive offices)                        Zip Code


Registrant's telephone number, including area code:  (203) 869-0900


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.


Yes   X       No
    ------      -----

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


                      SECURED INCOME L.P. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                       March 31,
                                                         2002       December 31,
                                                      (Unaudited)       2001
                                                      -----------   -----------
ASSETS

Property and equipment (net of accumulated
  depreciation of $20,975,984 and $20,598,397)       $ 23,757,853    $ 24,135,440
Cash and cash equivalents                               4,457,523       4,831,075
Restricted assets and funded reserves                     845,327         518,969
Tenant security deposits                                  543,980         556,712
Accounts receivable                                        22,222          37,493
Prepaid expenses                                          314,625         629,621
Intangible assets, net of accumulated amortization      2,202,951       2,231,247
                                                     ------------    ------------

                                                     $ 32,144,481    $ 32,940,557
                                                     ============    ============


LIABILITIES AND PARTNERS' DEFICIT

Liabilities

  Mortgages payable                                  $ 41,740,596    $ 41,833,655
  Accounts payable and accrued expenses                   278,015         203,385
  Tenant security deposits payable                        539,355         555,626
  Due to general partners and affiliates                  357,220         359,226
  Deferred revenue                                        104,598         104,598
                                                     ------------    ------------

                                                       43,019,784      43,056,490
                                                     ------------    ------------

Partners' deficit

  Limited partners                                     (9,794,471)     (9,400,723)
  General partners                                     (1,080,832)       (715,210)
                                                     ------------    ------------

                                                      (10,875,303)    (10,115,933)
                                                     ------------    ------------

                                                     $ 32,144,481    $ 32,940,557
                                                     ============    ============


                 See notes to consolidated financial statements.

                      SECURED INCOME L.P. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS
                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (Unaudited)


                                                       2002              2001
                                                     ----------       ----------

REVENUE

Rental                                               $2,077,582       $2,009,934
Interest                                                 29,735           36,691
                                                     ----------       ----------

TOTAL REVENUE                                         2,107,317        2,046,625
                                                     ----------       ----------

EXPENSES

Administrative and management                           198,031          164,918
Operating and maintenance                               301,532          367,481
Taxes and insurance                                     350,411          325,438
Financial                                               460,010          576,911
Depreciation and amortization                           405,883          412,522
                                                     ----------       ----------

TOTAL EXPENSES                                        1,715,867        1,847,270
                                                     ----------       ----------

NET EARNINGS                                         $  391,450       $  199,355
                                                     ==========       ==========

NET EARNINGS ATTRIBUTABLE TO

   Limited partners                                  $     --         $     --
   General partners                                     391,450          199,355
                                                     ----------       ----------

                                                     $  394,450       $  199,355
                                                     ==========       ==========

NET EARNINGS ALLOCATED PER UNIT OF
   LIMITED PARTNERSHIP INTEREST                      $     --         $     --
                                                     ==========       ==========


                 See notes to consolidated financial statements.


                      SECURED INCOME L.P. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (Unaudited)


                                                            2002          2001
                                                        -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES

Net earnings                                            $   391,450    $   199,355
Adjustments to reconcile net earnings to net cash
   provided by operating activities
    Depreciation and amortization                           405,883        412,522
    Increase in restricted assets and funded reserves      (326,358)      (321,693)
    Decrease in tenant security deposits                     12,732         11,356
    Decrease in accounts receivable                          15,271         60,777
    Decrease in prepaid expenses                            314,996        294,994
    Increase (decrease) in accounts payable and
      accrued expenses                                       74,630       (173,171)
    Increase (decrease) in tenant security deposits
      payable                                               (16,271)        18,730
    Increase (decrease) in due to general partners
      and affiliates                                         (2,006)        15,005
                                                        -----------    -----------

Net cash provided by operating activities                   870,327        517,875
                                                        -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES

Distributions to partners                                (1,150,820)
Principal payments on mortgages                             (93,059)      (111,948)
                                                        -----------    -----------

Net cash used in financing activities                    (1,243,879)      (111,948)
                                                        -----------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS       (373,552)       405,927

Cash and cash equivalents at beginning of period          4,831,075      4,320,459
                                                        -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD              $ 4,457,523    $ 4,726,386
                                                        ===========    ===========

SUPPLEMENTAL INFORMATION

Financial expenses paid                                 $   406,034    $   577,427
                                                        ===========    ===========


                 See notes to consolidated financial statements.

                      SECURED INCOME L.P. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (Unaudited)


1. The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The results of operations are impacted significantly by the results of operations of the Carrollton and Columbia Partnerships, which is provided on an unaudited basis during interim periods. Accordingly, the accompanying consolidated financial statements are dependent on such unaudited information. In the opinion of the General Partners, the consolidated financial statements include all adjustments necessary to reflect fairly the results of the interim periods presented. All adjustments are of a normal recurring nature. No significant events have occurred subsequent to March 31, 2002 and no material contingencies exist which would require additional disclosure in the report under Regulation S-X, Rule 10-01 paragraph A-5.

   The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the entire year.

2. Additional information, including the audited December 31, 2001 Consolidated Financial Statements and the Summary of Significant Accounting Policies, is included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 on file with the Securities and Exchange Commission.

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

Although the Partnership generated cash from operations during the three months ended March 31, 2002, cash and cash equivalents decreased by approximately $374,000 primarily as a result of the Columbia Partnership's distribution to its general partners of 2001 cash flows in excess of the 8% preferred return under the terms of the Columbia Partnership's partnership agreement. Mortgages payable decreased due to principal amortization of approximately $93,000. Property and equipment decreased by approximately $378,000 due to depreciation, while intangible assets decreased by approximately $28,000 due to amortization. Property and equipment and intangible assets are expected to decrease annually as the cost of these assets is allocated to future periods over their remaining estimated service lives. Prepaid expenses decreased and accounts payable and accrued expenses increased in the ordinary course of operations.

The Partnership anticipates making a distribution on or about May 15, 2002 of approximately $.40 per Unit to Unit holders of record as of March 31, 2002. The Partnership made quarterly distributions in May, August and November 2001 and in March 2002 totaling $1,577,991, resulting from cash flow generated by the Operating Partnerships. Such distribution represents an annualized return to the limited partners of approximately 8% for the year ended December 31, 2001. The Partnership intends to make quarterly distributions on an ongoing basis, subject to the operating results of the Operating Partnerships; the Operating Partnerships' results from operations is highly contingent upon the interest rates of the Columbia Partnership's low-floater mortgage and the strength of their respective rental markets. There can be no assurance that the Operating Partnerships will continue to generate cash flow sufficient to make quarterly distributions or that future distributions will be in any specific amounts. The events of September 11, 2001 have increased the risk that the operations of the Properties may be adversely impacted as a result of the effect of these events on the economy in general and because the Properties are located in New York City and near Washington, D.C.


Results of Operations

Three Months Ended March 31, 2002

During the three months ended March 31, 2002, the Columbia Partnership and the Carrollton Partnership generated income from operating activities, before financial expenses, of approximately $992,000 and approximately $336,000, respectively. Mortgage principal payments during the period for the Columbia Partnership and the Carrollton Partnership were approximately $56,000 and approximately $37,000, respectively. After considering the respective mandatory mortgage principal payments and required deposits to mortgage escrows, among other things, the Complexes generated combined cash flow of approximately $726,000 during the three months ended March 31, 2002. There can be no assurance that the level of cash flow generated by the Complexes during the three months ended March 31, 2002 will continue in future periods.

                      SECURED INCOME L.P. AND SUBSIDIARIES


Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of operations improved for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. Operating and maintenance expenses decreased for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001 primarily as a result of scheduled repairs and improvements in the first quarter of 2001. Although administrative and management expenses for the three months ended March 31, 2002 are higher compared to the three months ended March 31, 2001, the expenses are consistent with the total for the 2001 fiscal year. Financial expenses decreased primarily as a result of a decrease in the weighted average interest rate on the Columbia Partnership's first mortgage from approximately 3.10% for the first three months of 2001 to approximately 1.36% for the first three months of 2002.

As of March 31, 2002, the occupancy of Fieldpointe Apartments (Carrollton) was approximately 97% and the occupancy of The Westmont (Columbia) was approximately 94% as to residential units and 100% as to commercial space. The future operating results of the Complexes will be extremely dependent on market conditions and therefore may be subject to significant volatility.

Three Months Ended March 31, 2001

During the three months ended March 31, 2001, the Columbia Partnership and the Carrollton Partnership generated income from operating activities, before financial expenses, of approximately $893,000 and approximately $289,000, respectively. Mortgage principal payments during the period for the Columbia Partnership and the Carrollton Partnership were approximately $77,000 and approximately $35,000, respectively. After considering the respective mandatory mortgage principal payments and required deposits to mortgage escrows, among other things, the Complexes generated combined cash flow of approximately $472,000 during the three months ended March 31, 2001. As of March 31, 2001, the occupancy of Fieldpointe Apartments was approximately 98% and the occupancy of The Westmont was approximately 99% as to residential units and 100% as to commercial space.


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



                                     SECURED INCOME L.P.



                                     By:  Wilder Richman Resources Corporation
                                          General Partner



Date:  May 15, 2002                  /s/ Richard Paul Richman
                                     ---------------------------------------
                                     Richard Paul Richman
                                     President, Chief Executive Officer and
                                     Director