Form 10-Q
period 2002-06-30
SECURED INCOME L P
filed 2002-08-14
CIK 804217

SECURITIES AND EXCHANGE COMMISSION
                                 Washington, DC
                            -------------------------


                                    FORM 10-Q



  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----  EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

                                       OR

_____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to
                               ------------    -------------


                         Commission file number 0-17412

                               Secured Income L.P.
                               -------------------
             (Exact name of Registrant as specified in its charter)


         Delaware                                               06-1185846
------------------------------                              -------------------
State or other jurisdiction of                                (IRS Employer
incorporation or organization                                Identification No.)

      599 West Putnam Avenue                                      06830
      Greenwich, Connecticut                                  --------------
-------------------------------------------                      Zip Code
  Address of principal executive offices)


Registrant's telephone number, including area code:  (203) 869-0900


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


                      SECURED INCOME L.P. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                June 30,
                                                                  2002                  December 31,
                                                               (Unaudited)                  2001
                                                               -----------              ------------
ASSETS

Property and equipment (net of accumulated depreciation
  of $21,353,573 and $20,598,397)                             $ 23,380,264              $ 24,135,440
Cash and cash equivalents                                        4,463,718                 4,831,075
Restricted assets and funded reserves                            1,184,239                   518,969
Tenant security deposits                                           548,372                   556,712
Accounts receivable                                                 40,822                    37,493
Prepaid expenses                                                    37,180                   629,621
Intangible assets, net of accumulated amortization               2,174,657                 2,231,247
                                                              ------------              ------------

                                                              $ 31,829,252              $ 32,940,557
                                                              ============              ============

LIABILITIES AND PARTNERS' DEFICIT

Liabilities

  Mortgages payable                                           $ 41,617,756              $ 41,833,655
  Accounts payable and accrued expenses                            273,319                   203,385
  Tenant security deposits payable                                 545,825                   555,626
  Due to general partners and affiliates                           353,210                   359,226
  Deferred revenue                                                 104,598                   104,598
                                                              ------------              ------------

                                                                42,894,708                43,056,490
                                                              ------------              ------------

Partners' deficit

  Limited partners                                              (9,823,520)               (9,400,723)
  General partners                                              (1,241,936)                 (715,210)
                                                              ------------              ------------

                                                               (11,065,456)              (10,115,933)
                                                              ------------              ------------

                                                              $ 31,829,252              $ 32,940,557
                                                              ============              ============


                 See notes to consolidated financial statements.


                      SECURED INCOME L.P. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS
                     SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Unaudited)

                                              Three Months      Six Months      Three Months    Six Months
                                                  Ended            Ended            Ended          Ended
                                              June 30, 2002    June 30, 2002    June 30, 2001   June 30, 2001
                                              -------------    -------------    -------------   -------------
REVENUE

Rental                                        $ 2,066,229       $ 4,143,811      $ 2,068,166      $ 4,078,100
Interest                                           15,871            45,606           36,485           73,176
                                              -----------      ------------      -----------      -----------

TOTAL REVENUE                                   2,082,100         4,189,417        2,104,651        4,151,276
                                              -----------      ------------      -----------      -----------

EXPENSES

Administrative and management                     209,016           407,047          180,738          345,656
Operating and maintenance                         375,344           676,876          332,629          700,110
Taxes and insurance                               341,204           691,615          320,247          645,685
Financial                                         441,633           901,643          598,559        1,175,470
Depreciation and amortization                     405,883           811,766          412,524          825,046
                                              -----------       -----------      -----------      -----------

TOTAL EXPENSES                                  1,773,080         3,488,947        1,844,697        3,691,967
                                              -----------       -----------      -----------      -----------

NET EARNINGS                                  $   309,020       $   700,470      $   259,954      $   459,309
                                              ===========       ===========      ===========      ===========

NET EARNINGS (LOSS) ATTRIBUTABLE TO

    Limited partners                          $   364,698      $    364,698     $         --     $         --
    General partners                              (55,678)          335,772          259,954          459,309
                                              -----------      ------------     ------------     ------------

                                              $   309,020      $   700,470      $   259,954      $    459,309
                                              ===========      ===========      ============     ============

NET EARNINGSALLOCATED
    PER UNIT OF LIMITED
    PARTNERSHIP INTEREST                      $       .37      $       .37      $      --        $       --
                                              ===========      ===========      ============     ============


                 See notes to consolidated financial statements.


                      SECURED INCOME L.P. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Unaudited)

                                                                              2002               2001
                                                                          -----------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net earnings                                                              $   700,470        $   459,309
Adjustments to reconcile net earnings to net cash provided
   by operating activities
     Depreciation and amortization                                            811,766            825,046
     Increase in restricted assets and funded reserves                       (665,270)          (630,129)
     Decrease (increase) in tenant security deposits                            8,340             (7,706)
     Decrease (increase) in accounts receivable                                (3,329)            49,039
     Decrease in prepaid expenses                                             592,441            577,921
     Increase (decrease) in accounts payable and accrued expenses              69,934           (247,331)
     Increase (decrease) in tenant security deposits payable                   (9,801)            37,792
     Decrease in due to general partners and affiliates                        (6,016)          (136,989)
                                                                          -----------        -----------

Net cash provided by operating activities                                   1,498,535            926,952
                                                                          -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES

Distributions to partners                                                  (1,649,993)          (298,031)
Principal payments on mortgages                                              (215,899)          (225,991)
                                                                          -----------        -----------

Net cash used in financing activities                                      (1,865,892)          (524,022)
                                                                          -----------        -----------

Net increase (decrease) in cash and cash equivalents                         (367,357)           402,930

Cash and cash equivalents at beginning of period                            4,831,075          4,320,459
                                                                          -----------        -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $ 4,463,718        $ 4,723,389
                                                                          ===========        ===========

SUPPLEMENTAL INFORMATION

Financial expenses paid                                                   $   843,237        $ 1,176,512
                                                                          ===========        ===========


                 See notes to consolidated financial statements.

                      SECURED INCOME L.P. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (Unaudited)


1. The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The results of operations are impacted significantly by the results of operations of the Carrollton and Columbia Partnerships, which is provided on an unaudited basis during interim periods. Accordingly, the accompanying consolidated financial statements are dependent on such unaudited information. In the opinion of the General Partners, the consolidated financial statements include all adjustments necessary to reflect fairly the results of the interim periods presented. All adjustments are of a normal recurring nature. No significant events have occurred subsequent to December 31, 2001 and no material contingencies exist which would require additional disclosure in the report under Regulation S-X, Rule 10-01 paragraph A-5.

    The results of operations for the six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the entire year.

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

Although the Partnership generated cash from operations during the six months ended June 30, 2002, cash and cash equivalents decreased by approximately $367,000 primarily as a result of the Columbia Partnership's distribution to its general partners of 2001 cash flows in excess of the 8% preferred return under the terms of the Columbia Partnership's partnership agreement. Mortgages payable decreased due to principal amortization of approximately $216,000. Property and equipment decreased by approximately $755,000 due to depreciation, while intangible assets decreased by approximately $57,000 due to amortization. Property and equipment and intangible assets are expected to decrease annually as the cost of these assets is allocated to future periods over their remaining estimated service lives. Prepaid expenses decreased and accounts payable and accrued expenses increased in the ordinary course of operations.

The Partnership anticipates making a distribution on or about August 15, 2002 of approximately $.40 per Unit to Unit holders of record as of June 30, 2002. A distribution of approximately $.40 per Unit to Unit holders of record as of March 31, 2002 was made in May 2002. The Partnership made quarterly distributions in May, August and November 2001 and in March 2002 totaling $1,577,991, resulting from cash flow generated by the Operating Partnerships. Such distribution represents an annualized return to the limited partners of approximately 8% for the year ended December 31, 2001. The Partnership intends to make quarterly distributions on an ongoing basis, subject to the operating results of the Operating Partnerships; the Operating Partnerships' results from operations is highly contingent upon the interest rates of the Columbia Partnership's low-floater mortgage and the strength of their respective rental markets. There can be no assurance that the Operating Partnerships will continue to generate cash flow sufficient to make quarterly distributions or that future distributions will be in any specific amounts. The events of September 11, 2001 have increased the risk that the operations of the Properties may be adversely impacted as a result of the effect of these events on the economy in general and because the Properties are located in New York City and near Washington, D.C.


Results of Operations

Six Months Ended June 30, 2002

During the six months ended June 30, 2002, the Columbia Partnership and the Carrollton Partnership generated income from operating activities, before financial expenses, of approximately $1,816,000 and approximately $632,000, respectively. Mortgage principal payments during the period for the Columbia Partnership and the Carrollton Partnership were approximately $140,000 and approximately $76,000, respectively. After considering the respective mandatory mortgage principal payments and required deposits to mortgage escrows, among other things, the Complexes generated combined cash flow of approximately $1,261,000 during the six months ended June 30, 2002. There can be no assurance that the level of cash flow generated by the Complexes during the six months ended June 30, 2002 will continue in future periods.

                      SECURED INCOME L.P. AND SUBSIDIARIES


Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of operations improved for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. Operating and maintenance expenses increased for the second quarter of fiscal 2002 as compared to the first quarter of fiscal 2002 primarily as a result of scheduled repairs and improvements. Although administrative and management expenses for the six months ended June 30, 2002 are higher compared to the six months ended June 30, 2001, the expenses are consistent with the total for the 2001 fiscal year. Financial expenses decreased primarily as a result of a decrease in the weighted average interest rate on the Columbia Partnership's first mortgage from approximately 3.27% for the first six months of 2001 to approximately 1.44% for the first six months of 2002.

As of June 30, 2002, the occupancy of Fieldpointe Apartments (Carrollton) was approximately 96% and the occupancy of The Westmont (Columbia) was approximately 94% as to residential units and 100% as to commercial space. The future operating results of the Complexes will be extremely dependent on market conditions and therefore may be subject to significant volatility.

Six Months Ended June 30, 2001

During the six months ended June 30, 2001, the Columbia Partnership and the Carrollton Partnership generated income from operating activities, before financial expenses, of approximately $1,838,000 and approximately $622,000, respectively. Mortgage principal payments during the period for the Columbia Partnership and the Carrollton Partnership were approximately $155,000 and approximately $71,000, respectively. After considering the respective mandatory mortgage principal payments and required deposits to mortgage escrows, among other things, the Complexes generated combined cash flow of approximately $1,016,000 during the six months ended June 30, 2001. As of June 30, 2001, the occupancy of Fieldpointe Apartments was approximately 98% and the occupancy of The Westmont was approximately 99% as to residential units and 100% as to commercial space.

Critical Accounting Policies and Estimates

The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which requires Registrant to make certain estimates and assumptions. A summary of significant accounting policies is disclosed in Note 1 to the consolidated financial statements which are included in Registrant's annual report on Form 10-K for the year ended December 31, 2001. The following section is a summary of certain aspects of those accounting policies that may require subjective or complex judgments and are most important to the portrayal of Registrant's financial condition and results of operations. Registrant believes that there is a low probability that the use of different estimates or assumptions in making these judgments would result in materially different amounts being reported in the consolidated financial statements.

     o Registrant records its real estate assets at cost less accumulated depreciation and, if there are indications that impairment exists, adjusts the carrying value of those assets in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."


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

         None


Item 3   Defaults upon Senior Securities

         None


Item 4   Submission of Matters to a Vote of Security Holders

         None


Item 5   Other Information

         None


Item 6   Exhibits and Reports on Form 8-K

         a.   Exhibits

              Exhibit 99.1 Certification of Chief Executive Officer
              Exhibit 99.2 Certification of Chief Financial Officer

         b.   Reports on Form 8-K

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



                                      SECURED INCOME L.P.




                                      By:  Wilder Richman Resources Corporation
                                           General Partner



Date:  August 14, 2002                /s/ Richard Paul Richman
                                      ---------------------------------
                                      Richard Paul Richman
                                      President, Chief Executive Officer
                                      and Director