Form 10-Q
period 2002-09-30
SECURED INCOME L P
filed 2002-11-14
CIK 804217

SECURITIES AND EXCHANGE COMMISSION
                                 Washington, DC

                           -------------------------

                                    FORM 10-Q



  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----  EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 2002

                                      OR

_____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from              to
                                      ------------    -------------


                         Commission file number 0-17412

                               Secured Income L.P.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


               Delaware                                    06-1185846
    ------------------------------                    -------------------
    State or other jurisdiction of                       (IRS Employer
    incorporation or organization                     Identification No.)


       599 West Putnam Avenue
        Greenwich, Connecticut                               06830
----------------------------------------                    --------
(Address of principal executive offices)                    Zip Code


Registrant's telephone number, including area code:  (203) 869-0900


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.


Yes     X      No
     -------      --------

                      SECURED INCOME L.P. AND SUBSIDIARIES

                         Part I - Financial Information


Table of Contents

                                                                    Page
Item 1  Financial Statements                                        ----

        Consolidated Balance Sheets                                  3

        Consolidated Statements of Earnings                          4

        Consolidated Statements of Cash Flows                        5

        Notes to Consolidated Financial Statements                   6


Item 2  Management's Discussion and Analysis of Financial
        Condition and Results of Operations                          7


Item 3  Quantitative and Qualitative Disclosure about Market Risk    8

                      SECURED INCOME L.P. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                      September 30,
                                                          2002          December 31,
                                                      (Unaudited)           2001
                                                      ------------     ------------
ASSETS

Property and equipment (net of accumulated
  depreciation of $21,731,161 and $20,598,397)        $ 23,002,676     $ 24,135,440
Cash and cash equivalents                                4,502,381        4,831,075
Restricted assets and funded reserves                      719,162          518,969
Tenant security deposits                                   545,769          556,712
Accounts receivable                                         64,947           37,493
Prepaid expenses                                           520,326          629,621
Intangible assets, net of accumulated amortization       2,146,361        2,231,247
                                                      ------------     ------------

                                                      $ 31,501,622     $ 32,940,557
                                                      ============     ============

LIABILITIES AND PARTNERS' DEFICIT

Liabilities

  Mortgages payable                                   $ 41,492,613     $ 41,833,655
  Accounts payable and accrued expenses                    384,800          203,385
  Tenant security deposits payable                         537,286          555,626
  Due to general partners and affiliates                   217,181          359,226
  Deferred revenue                                         104,598          104,598
                                                      ------------     ------------
                                                        42,736,478       43,056,490
                                                      ------------     ------------
Partners' deficit

  Limited partners                                      (9,981,829)      (9,400,723)
  General partners                                      (1,253,027)        (715,210)
                                                      ------------     ------------

                                                       (11,234,856)     (10,115,933)
                                                      ------------     ------------

                                                      $ 31,501,622     $ 32,940,557
                                                      ============     ============





                 See notes to consolidated financial statements.

                     SECURED INCOME L.P. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF EARNINGS
                                 (Unaudited)

                                Three Months  Nine Months   Three Months   Nine Months
                                    Ended        Ended         Ended         Ended
                                September 30, September 30, September 30, September 30,
                                    2002          2002          2001          2001
                                 ----------    ----------    ----------    ----------
REVENUE

Rental                           $2,029,549    $6,173,360    $2,094,335    $6,172,435
Interest                             26,480        72,086        38,998       112,174
                                 ----------    ----------    ----------    ----------

TOTAL REVENUE                     2,056,029     6,245,446     2,133,333     6,284,609
                                 ----------    ----------    ----------    ----------

EXPENSES

Administrative and management       208,321       615,368       190,879       536,535
Operating and maintenance           395,069     1,071,945       332,990     1,033,100
Taxes and insurance                 355,240     1,046,855       318,790       964,475
Financial                           453,698     1,355,341       511,669     1,687,139
Depreciation and amortization       405,884     1,217,650       412,521     1,237,567
                                 ----------    ----------    ----------    ----------

TOTAL EXPENSES                    1,818,212     5,307,159     1,766,849     5,458,816
                                 ----------    ----------    ----------    ----------

NET EARNINGS                     $  237,817    $  938,287    $  366,484    $  825,793
                                 ==========    ==========    ==========    ==========

NET EARNINGS ATTRIBUTABLE TO

   Limited partners              $  235,439    $  600,137    $       --    $       --
   General partners                   2,378       338,150       366,484       825,793
                                 ----------    ----------    ----------    ----------

                                 $  237,817    $  938,287    $  366,484    $  825,793
                                 ==========    ==========    ==========    ==========

NET EARNINGS ALLOCATED
   PER UNIT OF LIMITED
   PARTNERSHIP INTEREST          $      .24    $      .61    $       --    $       --
                                 ==========    ==========    ==========    ==========








                 See notes to consolidated financial statements.

                      SECURED INCOME L.P. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)

                                                                        2002            2001
                                                                    -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES

Net earnings                                                        $   938,287     $   825,793
Adjustments to reconcile net earnings to net cash provided
   by operating activities
    Depreciation and amortization                                     1,217,650       1,237,567
    Increase in restricted assets and funded reserves                  (200,193)       (187,898)
    Decrease in tenant security deposits                                 10,943           1,668
    Decrease (increase) in accounts receivable                          (27,454)         41,745
    Decrease in prepaid expenses                                        109,295         113,391
    Increase (decrease) in accounts payable and accrued expenses        181,415        (217,750)
    Increase (decrease) in tenant security deposits payable             (18,340)         27,101
    Decrease in due to general partners and affiliates                 (142,045)       (142,001)
                                                                    -----------     -----------

Net cash provided by operating activities                             2,069,558       1,699,616
                                                                    -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES

Distributions to partners                                            (2,057,210)       (621,310)
Principal payments on mortgages                                        (341,042)       (342,470)
                                                                    -----------     -----------

Net cash used in financing activities                                (2,398,252)       (963,780)
                                                                    -----------     -----------

Net increase (decrease) in cash and cash equivalents                   (328,694)        735,836

Cash and cash equivalents at beginning of period                      4,831,075       4,320,459
                                                                    -----------     -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $ 4,502,381     $ 5,056,295
                                                                    ===========     ===========

SUPPLEMENTAL INFORMATION

Financial expenses paid                                             $ 1,302,517     $ 1,688,718
                                                                    ===========     ===========







                 See notes to consolidated financial statements.

                      SECURED INCOME L.P. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (Unaudited)


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

     The results of operations for the nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the entire year.

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

Although the Partnership generated cash from operations during the nine months ended September 30, 2002, cash and cash equivalents decreased by approximately $329,000 primarily as a result of the Columbia Partnership's distribution to its general partners of 2001 cash flows in excess of the 8% preferred return under the terms of the Columbia Partnership's partnership agreement. Mortgages payable decreased due to principal amortization of approximately $341,000. Property and equipment decreased by approximately $1,133,000 due to depreciation, while intangible assets decreased by approximately $85,000 due to amortization. Property and equipment and intangible assets are expected to decrease annually as the cost of these assets is allocated to future periods over their remaining estimated service lives. Prepaid expenses decreased and accounts payable and accrued expenses increased in the ordinary course of operations. Due to related parties decreased primarily as a result of the Carrollton Partnership's utilization of 2001 cash flow to pay amounts accrued as of December 31, 2001.

The Partnership anticipates making a distribution on or about November 15, 2002 of approximately $.40 per Unit to Unit holders of record as of September 30, 2002. Distributions of approximately $.40 per Unit to Unit holders of record as of June 30, 2002 and March 31, 2002 were made in August 2002 and May 2002, respectively. The Partnership made quarterly distributions in May, August and November 2001 and in March 2002 totaling $1,577,991, resulting from cash flow generated by the Operating Partnerships. Such distribution represents an annualized return to the limited partners of approximately 8% for the year ended December 31, 2001. The Partnership intends to make quarterly distributions on an ongoing basis, subject to the operating results of the Operating Partnerships; the Operating Partnerships' results from operations is highly contingent upon the interest rates of the Columbia Partnership's low-floater mortgage and the strength of their respective rental markets. There can be no assurance that the Operating Partnerships will continue to generate cash flow sufficient to make quarterly distributions or that future distributions will be in any specific amounts. The events of September 11, 2001 have increased the risk that the operations of the Properties may be adversely impacted as a result of the effect of these events on the economy in general and because the Properties are located in New York City and near Washington, D.C.


Results of Operations

Nine Months Ended September 30, 2002

During the nine months ended September 30, 2002, the Columbia Partnership and the Carrollton Partnership generated income from operating activities, before financial expenses, of approximately $2,620,000 and approximately $944,000, respectively. Mortgage principal payments during the period for the Columbia Partnership and the Carrollton Partnership were approximately $227,000 and approximately $114,000, respectively. After considering the respective mandatory mortgage principal payments and required deposits to mortgage escrows, among other things, the Complexes generated combined cash flow of approximately $1,777,000 during the nine months ended September 30, 2002. There can be no assurance that the level of cash flow generated by the Complexes during the nine months ended September 30, 2002 will continue in future periods.

                      SECURED INCOME L.P. AND SUBSIDIARIES


Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of operations for the nine months ended September 30, 2002 were comparable to the nine months ended September 30, 2001. Rental revenue during the three months ended September 30, 2002 is low as compared to both the three months ended September 30, 2001 and the nine months ended September 30, 2002 as a result of excessive residential vacancies experienced by the Columbia Partnership resulting from lease expirations in July and August of 2002, many of which were not renewed. The events of September 11, 2001 and the resulting impact on the Manhattan economy have led to an increase in vacancies and a decrease in average rent escalations upon lease renewals as compared to the prior year, as well as an increase in concessions. Columbia management reports that aggressive marketing strategies (which include rental concessions) continue to be employed in an effort to maintain high occupancy levels; management further reports that only 4 units are expected to be vacant as of December 1, 2002. Operating and maintenance expenses increased for the third quarter of 2002 as compared to the first six months of 2002 primarily as a result of scheduled repairs and improvements. Although administrative and management expenses for the nine months ended September 30, 2002 are higher compared to the nine months ended September 30, 2001, the expenses are consistent with the total for the year ended December 31, 2001. Financial expenses decreased primarily as a result of a decrease in the weighted average interest rate on the Columbia Partnership's first mortgage from approximately 2.97% for the first nine months of 2001 to approximately 1.47% for the first nine months of 2002.

As of September 30, 2002, the occupancy of Fieldpointe Apartments (Carrollton) was approximately 95% and the occupancy of The Westmont (Columbia) was approximately 94% as to residential units and 100% as to commercial space. The future operating results of the Complexes will be extremely dependent on market conditions and therefore may be subject to significant volatility.

Nine Months Ended September 30, 2001

During the nine months ended September 30, 2001, the Columbia Partnership and the Carrollton Partnership generated income from operating activities, before financial expenses, of approximately $2,808,000 and approximately $950,000, respectively. Mortgage principal payments during the period for the Columbia Partnership and the Carrollton Partnership were approximately $235,000 and approximately $107,000, respectively. After considering the respective mandatory mortgage principal payments and required deposits to mortgage escrows, among other things, the Complexes generated combined cash flow of approximately $1,663,000 during the nine months ended September 30, 2001. As of September 30, 2001, the occupancy of Fieldpointe Apartments was approximately 98% and the occupancy of The Westmont was approximately 99% as to residential units and 100% as to commercial space.

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


                                SECURED INCOME L.P.


                                By:  Wilder Richman Resources Corporation
                                     General Partner


Date:  November 14, 2002        /s/ Richard Paul Richman
                                -------------------------------
                                Richard Paul Richman
                                President, Chief Executive Officer and Director


Date:  November 14, 2002        /s/ Neal Ludeke
                                -------------------------------
                                Neal Ludeke
                                Treasurer