Form 10-Q/A
period 2002-09-30
SECURED INCOME L P
filed 2003-02-13
CIK 804217

SECURITIES AND EXCHANGE COMMISSION
                                 Washington, DC

                            -------------------------


                                   FORM 10-Q/A
                                (AMENDMENT NO. 1)


  X   QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(d)  OF THE  SECURITIES
----- EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

                                      OR

____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to
                               ------------    -------------


                         Commission file number 0-17412

                               Secured Income L.P.
                               -------------------
             (Exact name of Registrant as specified in its charter)


         Delaware                                               06-1185846
--------------------------------                           ---------------------
State or other jurisdiction of                                (IRS Employer
incorporation or organization                               Identification No.)

599 West Putnam Avenue
Greenwich, Connecticut                                                06830
-----------------------------------------                         -------------
 (Address of principal executive offices)                            Zip Code


Registrant's telephone number, including area code:  (203) 869-0900


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.


Yes     X      No
     -------      --------

                                EXPLANATORY NOTE


This amendment to Registrant's Form 10-Q for the quarterly period ended September 30, 2002 is being filed solely to insert Part I, Item 4, Controls and Procedures and the Sarbanes Oxley Act of 2002 Section 302 Certifications, each as set forth herein.


                      SECURED INCOME L.P. AND SUBSIDIARIES

                         Part I - Financial Information


Table of Contents

                                                                    Page
Item 1  Financial Statements                                        ----

        Consolidated Balance Sheets                                  3

        Consolidated Statements of Earnings                          4

        Consolidated Statements of Cash Flows                        5

        Notes to Consolidated Financial Statements                   6


Item 2  Management's Discussion and Analysis of Financial
        Condition and Results of Operations                          7


Item 3  Quantitative and Qualitative Disclosure about Market Risk    8


Item 4  Controls and Procedures                                      9

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

Item 4.  Controls and Procedures

Evaluation of disclosure controls and procedures

a. Within the 90 days prior to the date of this report, the Chief Executive Officer and Chief Financial Officer of Wilder Richman Resources Corporation, the General Partner of the Partnership, carried out an evaluation of the effectiveness of the Partnership's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15(d)-14(c)). Based on that evaluation, the Chief Executive Officer and Principal Financial Officer have concluded that as of the date of the evaluation, the Partnership's disclosure controls and procedures were adequate and effective in timely alerting them to material information relating to the Partnership required to be included in the Partnership's periodic SEC filings.


Changes in internal controls

b. There were no significant changes in the Partnership's internal controls or in other factors that could significantly affect the Partnership's internal controls subsequent to the date of that evaluation.

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



                                          SECURED INCOME L.P.



                                          By:  Wilder Richman Resources
                                               Corporation General Partner


Date:  February 13, 2003                  /s/ Richard Paul Richman
                                          ------------------------------------
                                          Richard Paul Richman
                                          President, Chief Executive Officer
                                          and Director


Date:  February 13, 2003                   /s/ Neal Ludeke
                                           -----------------------------------
                                           Neal Ludeke
                                           Chief Financial Officer

                                 CERTIFICATIONS

 I, Richard Paul Richman, certify that:


1. I have reviewed this quarterly report on Form 10-Q, as amended, of Secured Income L.P. (the "Company");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

4. The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date (the "Evaluation Date") within 90 days prior to the filing date of this quarterly report; and

     (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Company's other certifying officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6. The Company's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the Evaluation Date, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  February 13, 2003                  By: Richard Paul Richman
                                          -------------------------------------
                                          Richard Paul Richman
                                          Chief Executive Officer of Wilder
                                          Richman Resources Corporation, a
                                          general partner of the Company

I, Neal Ludeke, certify that:

1. I have reviewed this quarterly report on Form 10-Q, as amended, of Secured Income L.P. (the "Company");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

4. The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have;

     (a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date (the "Evaluation Date") within 90 days prior to the filing date of this quarterly report; and

     (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Company's other certifying officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent function);

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6. The Company's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the Evaluation Date, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  February 13, 2003                  By: /s/ Neal Ludeke
                                           ---------------------------------
                                           Neal Ludeke
                                           Chief Financial Officer of Wilder
                                           Richman Resources Corporation, a
                                           general partner of the Company