Form 10-K
period 2002-12-31
SECURED INCOME L P
filed 2003-03-31
CIK 804217

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

              (Mark One)


           [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934 For fiscal year ended December 31, 2002

                                       OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the transition period from ________ to ________.

                                     0-17412
                            (Commission File Number)

                               Secured Income L.P.
      (Exact name of registrant as specified in its governing instruments)

               Delaware                                          06-1185846
--------------------------------------------                 -------------------
(State or other jurisdiction of organization)                 (I.R.S. Employer
                                                             Identification No.)

Wilder Richman Resources Corporation
599 W. Putnam Avenue
Greenwich, Connecticut                                              06830
---------------------------------------                          -----------
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code:             (203) 869-0900

Securities registered pursuant to Section 12(b) of the Act:

        None
---------------------
(Title of each Class)

Securities registered pursuant to Section 12(g) of the Act:


                     Units of Limited Partnership Interest
                     -------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. Yes X    No____
                                     ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
          ---

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

Registrant terminated the offering of Units (the "Offering") on February 29, 1988 upon raising sufficient capital from the sale of Units to fund the acquisition of the two properties specified for investment by Registrant. The Offering raised $19,687,380 from the sale of 984,369 Units. After payment of $1,378,117 of selling commissions and $1,378,116 of organization and offering expenses and acquisition fees, the net proceeds available for investment were $16,931,147. Of such net proceeds, $16,734,273 was allocated to the acquisition of investments in the Operating Partnerships (the "Operating Partnership Interests") which included investments in guaranteed investment contracts. The remaining net proceeds of $196,874 were designated as working capital to be used for operating expenses of Registrant.

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


Item 2   Properties

The following table sets forth information regarding the Complexes owned by the Operating Partnerships as of December 31, 2002.
                                                         Number of
         Property                  Location            Dwelling Units
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

The mortgage financing of the Carrollton Partnership was financed from the sale of tax-exempt bonds pursuant to the terms of Section 103(b)(4)(a) of the Internal Revenue Code. The mortgage in the original amount of $10,494,100, bearing fixed 6.09% interest and maturing in February 2028, is insured by the United States Department of Housing and Urban Development ("HUD") under Section 221(d)(4) of the National Housing Act, as amended. Under the terms of the financing, 80% of the units are permitted market rate rents and 20% of the units are to be rented to people earning no more than the low or moderate income levels within the meaning of Section 103(b)(4)(a) of the Internal Revenue Code. The Fieldpointe Apartments occupancy rate was approximately 93% as of December 31, 2002.

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

The Columbia Partnership's mortgages were refinanced on June 7, 2000. The first mortgage, in the amount of $24.2 million, is subject to interest based on a variable low floater index with credit enhancement provided by the Federal Home Loan Mortgage Corporation ("Freddie Mac") and matures in July 2030. The second mortgage, in the amount of $8.55 million and payable to Freddie Mac, is subject to fixed interest at 8.07% and matures in July 2015. Under the terms of the refinancing, 20% of the residential units in The Westmont will be maintained for occupancy by low or moderate income tenants through July 2004. The Westmont's occupancy rate as of December 31, 2002 was approximately 99% as to residential dwelling units and 100% as to commercial space.

As of December 31, 2002, the market rental rates of the Complexes were approximately as follows:

                                  Fieldpointe             The
                                   Apartments           Westmont
                                  -----------           --------

     Monthly Rental Rates:
        Studio                                       $1,889 - $2,350
        One-Bedroom               $740 - $770        $1,786 - $3,579
        Two-Bedroom                $815 - 895        $2,706 - $4,647
        Three-Bedroom             $995 - $1,045      $4,050 - $4,971

The low and moderate income rental rates as of December 31, 2002 for Fieldpointe Apartments fall within the ranges noted above. Such rates for The Westmont range from $705 to $1,062.

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

Holders

As of December 31, 2002, there were approximately 855 record holders of Units (the "Limited Partners") holding an aggregate of 984,369 Units in the Partnership.

Distributions

The Agreement of Limited Partnership of Registrant (the "Partnership Agreement") provides that all Cash Available for Distribution (as defined therein) be distributed quarterly to the partners in specified proportions. As part of the June 2000 restructuring of the Columbia Partnership's financing, the Columbia Partnership distributed approximately $9,104,000 to the Partnership. The Partnership made a distribution in July 2000 of approximately $8,219,000, representing $8.35 per Unit, to Unit holders of record as of June 30, 2000. Including a distribution made to the Unit holders in March 2003, the Partnership has made eight consecutive quarterly distributions totaling $3,149,981, representing approximately $1.60 per Unit for each of the years ended December 31, 2002 and 2001. Prior to the mortgage restructuring, the Columbia Partnership was prohibited from distributing cash flow from operations. See Item 7 herein, Management's Discussion and Analysis of Financial Condition and Results of Operations, for further discussion.


Item 6   Selected Financial Data

The following table summarizes certain selected consolidated financial information concerning Registrant and should be read in conjunction with the consolidated financial statements and the related notes thereto:


                                                             Year Ended December 31,
                                                             -----------------------

                                       2002              2001               2000               1999              1998
                                   ------------      ------------      -------------       ------------      ------------

Total revenue                      $  8,437,933      $  8,446,311      $  8,138,955        $  7,501,288      $  7,078,399

Net earnings (loss)                   1,109,393         1,070,991          (167,210)*           121,017          (216,504)

Net earnings (loss) allocated
  per unit of limited
  partnership interest                      .78              --                --                  --                --

At year end:

  Total assets                       30,984,345        32,940,557        34,099,609          36,803,602        38,958,954

  Mortgages payable                  41,365,120        41,833,655        42,321,643          33,479,624        33,973,813


*Includes extraordinary loss of $509,899 in connection with the write-off of unamortized mortgage costs. See Item 7 herein, Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Although the Partnership generated cash from operations during the year ended December 31, 2002, cash and cash equivalents decreased by approximately $562,000, primarily as a result of the Columbia Partnership's distribution to its general partners of 2001 cash flows in excess of the 8% preferred return under the terms of the Columbia Partnership's partnership agreement. Mortgages payable decreased due to principal amortization of approximately $469,000. Property and equipment decreased by approximately $1,495,000 due to depreciation of approximately $1,511,000, partially offset by capital improvements of approximately $16,000, while intangible assets decreased by approximately $118,000 due to amortization. Property and equipment and intangible assets are expected to decrease annually as the cost of these assets is allocated to future periods over their remaining estimated service lives. Prepaid expenses and accounts payable and accrued expenses increased in the ordinary course of operations. Due to related parties decreased primarily as a result of the payment of accrued investor services fees and the Carrollton Partnership's utilization of 2001 cash flow to pay amounts owed as of December 31, 2001.

The Partnership made quarterly distributions to the limited partners in May, August and November 2002 and in March 2003 totaling $1,574,990, resulting primarily from operating cash flow generated by the Operating Partnerships. Such distributions represent an annualized return to the limited partners of approximately 8% for the year ended December 31, 2002. The Partnership intends to make quarterly distributions on an ongoing basis, subject to the operating results of the Operating Partnerships; the Operating Partnerships' results from operations is highly contingent upon the interest rates of the Columbia Partnership's low-floater mortgage and the strength of their respective rental markets. There can be no assurance that the Operating Partnerships will continue to generate cash flow sufficient to make quarterly distributions or that future distributions will be in any specific amounts. The events of September 11, 2001 have increased the risk that the operations of the Properties may be adversely impacted as a result of the effect of these events on the economy in general and because the Properties are located in New York City and near Washington, D.C.

Results of Operations

Year Ended December 31, 2002

During 2002, the Columbia Partnership and the Carrollton Partnership generated income from operating activities, before financial expenses, of approximately $3,400,000 and approximately $1,262,000, respectively. Mortgage principal payments during 2002 for the Columbia Partnership and the Carrollton Partnership were approximately $315,000 and approximately $154,000, respectively. After considering the respective mandatory mortgage principal payments and required deposits to restricted reserves, among other things, the Complexes generated combined cash flow of approximately $2,265,000 during 2002. However, there can be no assurance that the level of cash flow generated by the Complexes in 2002 will continue in future years.

Results of operations for the year ended December 31, 2002 are comparable to the year ended December 31, 2001. Rental revenue was flat in 2002 as compared to 2001, primarily as a result of excessive residential vacancies experienced by the Columbia Partnership resulting from lease expirations in July and August of 2002, many of which were not renewed. The events of September 11, 2001 and the resulting impact on the Manhattan economy have led to an increase in vacancies and a decrease in average rent escalations upon lease renewals as compared to the prior year, as well as an increase in concessions. Columbia management reports that aggressive marketing strategies (which include rental concessions) continue to be employed in an effort to maintain high occupancy levels; management further reports that there were only 2 vacant units as of December 31, 2002.

Financial expenses decreased primarily as a result of a decrease in the weighted average interest rate on the Columbia Partnership's first mortgage from approximately 2.67% in 2001 to approximately 1.56% in 2002.

As of December 31, 2002, the occupancy of Fieldpointe Apartments was approximately 93% and the occupancy of The Westmont was approximately 99% as to residential units and 100% as to commercial space. The future operating results of the Complexes will be extremely dependent on market conditions and therefore may be subject to significant volatility.

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

Year Ended December 31, 2000

During 2000, the Columbia Partnership and the Carrollton Partnership generated income from operating activities, before financial expenses, of approximately $3,560,000 and approximately $1,049,000, respectively. Mortgage principal payments during 2000 for the Columbia Partnership and the Carrollton Partnership were approximately $271,000 and approximately $136,000, respectively. Deposits to the lender required escrows during 2000, prior to the Refinancing, were approximately $498,000. Pursuant to the terms of the Columbia Partnership's prior mortgages, the prior lender was entitled to a credit enhancement fee of 2.5% per annum based on the outstanding loan balance. During 2000, the Columbia Partnership incurred $270,242 in connection with such fee prior to the Refinancing. After considering the respective mandatory mortgage principal payments, required deposits to mortgage escrows and payments for the credit enhancement fee, among other things, the Complexes generated combined cash flow of approximately $995,000 during 2000.

Results of operations improved in 2000 as compared to 1999, with the exception of the write-off of unamortized financing costs of $509,899 in connection with the Refinancing, which charge had no impact on Registrant's cash flow. The weighted average interest rate on the Columbia Partnership's first mortgage was approximately 3.95% in 2000 and the mortgages payable increased as a result of the Refinancing. Operating and maintenance expenses were higher during the year ended December 31, 2000 primarily due to scheduled maintenance. As of December 31, 2000, the occupancy of Fieldpointe Apartments was approximately 96% and the occupancy of The Westmont was approximately 99% as to residential units and 100% as to commercial space.

Critical Accounting Policies and Estimates

The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which requires Registrant to make certain estimates and assumptions. A summary of significant accounting policies is provided in Note 1 to the consolidated financial statements. The following section is a summary of certain aspects of those accounting policies that may require subjective or complex judgments and are most important to the portrayal of Registrant's financial condition and results of operations. Registrant believes that there is a low probability that the use of different estimates or assumptions in making these judgments would result in materially different amounts being reported in the consolidated financial statements.

Registrant records its real estate assets at cost less accumulated depreciation and, if there are indications that impairment exists, adjusts the carrying value of those assets in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

Recent Accounting Pronouncements Not Yet Adopted

In November 2002, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN45 is not expected to have a material effect on Registrant's financial position, results of operations or cash flows.

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" ("FIN 46"). FIN 46 addresses the consolidation by business enterprises of variable interest entities as defined. FIN 46 applies immediately to variable interests in variable interest entities created after January 31, 2003. For public enterprises with a variable interest entity created before February 1, 2003, FIN 46 applies to that enterprise no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. The adoption of FIN 46 is not expected to have a material effect on Registrant's financial position, results of operations or cash flows.

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

Item 8      Financial Statements and Supplementary Data

Set forth in the financial statements listed on page F-2 is the financial information required in response to Item 8. Such financial statements and schedules appear on pages F-1 to F-17 and are incorporated herein by reference.


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


                             The WRC General Partner

The directors and certain officers of the WRC General Partner are set forth below:


      Name                       Age          Office
      ----                       ---          ------

      Richard Paul Richman        55          President and Director

      Robert H. Wilder, Jr.       57          Executive Vice President and
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

                            The AIMCO General Partner

Certain officers of Real Estate Equity Partners Inc. are set forth below.


      Name                  Age     Office
      ----                  ---     ------

      Terry Considine       55      Chairman of the Board of Directors & Chief
                                    Executive Officer

      Peter K. Kompaniez    58      Vice Chairman of the Board of Directors &
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


Item 11     Executive Compensation

The Partnership is not required to pay the officers, directors or partners of the General Partners any direct compensation and no such compensation was paid during the fiscal year ended December 31, 2002.

Item 12     Security Ownership of Certain Beneficial Owners and Management

     a) As of December 31, 2002, no person or entity, other than the General Partners discussed below, was known by the Partnership to be the beneficial owner of more than five percent of the Units.

     b) Security ownership by the General Partners is as follows:

                                                   Amount and
                                                    Nature of      Percentage of
                                                    General         Outstanding
                         Name of Beneficial         Beneficial       Partners'
  Title of Class               Owner                Ownership        Interest*
  --------------         ------------------        -----------     -------------

   General              Real Estate Equity            $3.33             33.3%
   Partners'              Partners L.P.
   Interest in
   Secured Income L.P.  Wilder Richman                $3.33             33.3%
                          Resources Corporation

                        WRC-87A Corporation           $3.34             33.4%

  *General Partners as a class have a 1% interest in all profits, losses and distributions of the Partnership.

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


Item 13     Certain Relationships and Related Transactions with Management

The General Partners and their affiliates are entitled to receive certain compensation, fees and reimbursements of expenses. The Partnership incurred investor services fees in the amount of $98,737 payable to an affiliate of the General Partners for the year ended December 31, 2002. Information regarding such compensation is set forth under the heading "Compensation And Fees To General Partners And Affiliates" at pages 13 through 19 of the Prospectus, which is incorporated herein by reference.

The financial interests in Registrant of the General Partners and Special Limited Partner are set forth under the heading "Profits, Losses and Distributions" at pages 64 through 67 of the Prospectus, which is incorporated herein by reference.

The taxable income generated by Registrant during the year ended December 31, 2002 allocated to each of the General Partners was approximately $4,500.

Transactions with Affiliates of Management

WRMC, Inc. ("WRMC"), an affiliate of certain General Partners, was the managing agent of Fieldpointe Apartments in 2002. In connection with these services, WRMC earned management and reporting fees of $110,024 in 2002.

LaMere Associates, Inc. ("LaMere"), an affiliate of certain General Partners, was paid premiums in connection with certain insurance coverage provided to Fieldpointe Apartments in 2002. In connection with such insurance coverage, Carrollton incurred $65,392 in premiums for the year ended December 31, 2002.

Indebtedness of Management

No officer or director of the General Partners or any affiliate of the foregoing was indebted to Registrant at any time during the fiscal year ended December 31, 2002.

Item 14     Controls and Procedures

   Evaluation of Disclosure Controls and Procedures

a. Within the 90 days prior to the date of this report, Registrant's Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of Registrant's "disclosure controls and procedures" as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15(d)-14(c)). Based on that evaluation, Registrant's Chief Executive Officer and Principal Financial Officer have concluded that as of the date of the evaluation, Registrant's disclosure controls and procedures were adequate and effective in timely alerting them to material information relating to Registrant required to be included in Registrant's periodic SEC filings.

   Changes in Internal Controls

b. There were no significant changes in Registrant's internal controls or in other factors that could significantly affect Registrant's internal controls subsequent to the date of that evaluation.

                                     PART IV

Item 15    Exhibits, Financial Statement Schedules, and Reports on form 8-K

(a)  1     Financial  Statements - The list of Financial Statements appears on page F-2.

     2 Schedules - All schedules are omitted because the required information is inapplicable or it is presented in the consolidated financial statements or the notes thereto.

     3     Exhibits:
           --------

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

     10(T) Columbia Partnership Multifamily Note (Multistate) dated as of June
           1, 2000.

     (24)  Power of Attorney, incorporated by reference to Exhibit 25 of Form
           S-11.

     (27)  Financial Data Schedule.

     (28) Market Analysis dated February 1, 1985 of REDE Associates, incorporated by reference to Exhibit 28 of Form S-11.

    (99.1) Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 - Richard Paul Richman - Chief Executive Officer of Wilder Richman Resources Corporation, a general partner of the Company.

    (99.2) Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 - Neal Ludeke - Chief Financial Officer of Wilder Richman Resources Corporation, a general partner of the Company.


Other Exhibits

(b) Reports on form 8-K

None

                                   SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized on the 31st day of March 2003.


                       SECURED INCOME L.P.

                       By: Wilder Richman Resources Corporation,
                           General Partner

                           By: /s/Richard Paul Richman
                              -----------------------------------------
                              Richard Paul Richman - Chief Executive Officer

                           By: /s/ Neal Ludeke
                              -----------------------------------------
                              Neal Ludeke - Chief Financial Officer


                        By: WRC-87A Corporation, General Partner

                           By: /s/ Richard Paul Richman
                              ----------------------------------------
                              Richard Paul Richman - Executive Vice President

                           By: /s/Neal Ludeke
                              -----------------------------------------
                               Neal Ludeke - Chief Financial Officer

                                 CERTIFICATIONS


I, Richard Paul Richman, certify that:

1. I have reviewed this annual report on Form 10-K of Secured Income L. P. and Subsidiaries (the "Company");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

4. The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date (the "Evaluation Date") within 90 days prior to the filing date of this annual report; and

     (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Company's other certifying officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6. The Company's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the Evaluation Date, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:   March 31, 2003                       /s/ Richard Paul Richman
                                             ------------------------------
                                             by: Richard Paul Richman
                                                 Chief Executive Officer of
                                                 Wilder Richman Resources
                                                 Corporation, a general partner
                                                 of the Company

I, Neal Ludeke, certify that:

1. I have reviewed this annual report on Form 10-K of Secured Income L.P. and Subsidiaries (the "Company");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

4. The Company's other certifying officer and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date (the "Evaluation Date") within 90 days prior to the filing date of this annual report; and

     (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Company's other certifying officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6. The Company's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the Evaluation Date, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:   March 31, 2003                       /s/ Neal Ludeke
                                             ------------------------------
                                             by: Neal Ludeke
                                                 Chief Financial Officer of
                                                 Wilder Richman
                                                 Resources Corporation, a
                                                 general partner of the Company

                      CONSOLIDATED FINANCIAL STATEMENTS AND
                          INDEPENDENT AUDITORS' REPORT

                      SECURED INCOME L.P. AND SUBSIDIARIES

                        DECEMBER 31, 2002, 2001 AND 2000

                      SECURED INCOME L.P. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




Table of Contents                                               Page
-----------------                                               ----

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


   Consolidated Statements of Cash Flows                         F-7


   Notes to Consolidated Financial Statements                    F-8

                          INDEPENDENT AUDITORS' REPORT



To the Partners
Secured Income L.P. and Subsidiaries

         We have audited the consolidated balance sheets of Secured Income L.P. and Subsidiaries as of December 31, 2002 and 2001 and the related consolidated statements of operations, partners' deficit and cash flows for each of the three years in the period ended December 31, 2002. These consolidated financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Secured Income L.P. and Subsidiaries as of December 31, 2002 and 2001 and the results of their operations, changes in their partners' deficit and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.




                                          By: /s/ Reznick Fedder & Silverman
                                             ----------------------------------

Bethesda, Maryland
March 24, 2003


                      SECURED INCOME L.P. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2002 AND 2001


                                                                       Notes            2002                2001
                                                                    -----------    -------------        ------------

ASSETS

Property and equipment, net of accumulated
   depreciation                                                          2,5        $ 22,640,134        $ 24,135,440
Cash and cash equivalents                                                8,9           4,269,304           4,831,075
Restricted assets and funded reserves                                  4,5,9             587,843             518,969
Tenant security deposits                                                                 573,903             556,712
Interest and accounts receivable                                           9              44,846              37,493
Prepaid expenses                                                                         754,920             629,621
Intangible assets, net of accumulated amortization                         3           2,113,395           2,231,247
                                                                                    ------------        ------------

                                                                                    $ 30,984,345        $ 32,940,557
                                                                                    ============        ============

LIABILITIES AND PARTNERS' DEFICIT

Liabilities

   Mortgages payable                                                     5,8        $ 41,365,120        $ 41,833,655
Accounts payable and accrued expenses                                                    331,678             203,385
Tenant security deposits payable                                                         569,931             555,626
Due to general partners and affiliates                                     6             172,305             359,226
   Deferred revenue                                                                       92,644             104,598
                                                                                    ------------        ------------

                                                                                      42,531,678          43,056,490
                                                                                    ------------        ------------

Commitments and contingencies                                          5,6,8

Partners' deficit                                                          7

   Limited partners (984,369 units issued and outstanding)                            (10,206,181)        (9,400,723)
     General partners                                                                  (1,341,152)          (715,210)
                                                                                     ------------       ------------
                                                                                      (11,547,333)       (10,115,933)

                                                                                     $ 30,984,345       $ 32,940,557
                                                                                     ============       ============


                See notes to consolidated financial statements.


                      SECURED INCOME L.P. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000


                                                 Notes         2002             2001               2000
                                               --------    -----------       -----------        -----------

REVENUE

Rental                                                     $ 8,230,293       $ 8,228,292        $ 7,690,883
Interest                                                        74,436           130,009            333,137
Other                                                          133,204            88,010            114,935
                                                           -----------        -----------        -----------

TOTAL REVENUE                                                8,437,933         8,446,311          8,138,955
                                                           -----------        -----------        -----------

EXPENSES

Administration and management                       6          959,981           811,018            811,754
Operating and maintenance                                    1,453,731         1,385,136          1,468,310
Taxes and insurance                                          1,468,463         1,356,038          1,294,555
Financial                                         5,6        1,817,537         2,177,130          2,509,088
Depreciation and amortization                     2,3        1,628,828         1,645,998          1,712,559
                                                           -----------        ----------        -----------

TOTAL EXPENSES                                               7,328,540         7,375,320          7,796,266
                                                           -----------        -----------        -----------

Earnings before extraordinary item                           1,109,393         1,070,991            342,689

Extraordinary item - write-off of unamortized
   mortgage costs                                   3      -----------        -----------           509,899
                                                                                                -----------

NET EARNINGS (LOSS)                                        $ 1,109,393       $ 1,070,991        $  (167,210)
                                                           ===========        ===========       ===========

NET EARNINGS (LOSS) ATTRIBUTABLE TO

   General partners                                 7      $   339,861        $ 1,070,991       $  (167,210)
   Limited partners                                 7          769,532               --                --
                                                            -----------        -----------       -----------

                                                           $ 1,109,393        $ 1,070,991       $  (167,210)
                                                           ===========        ===========       ===========

NET EARNINGS (LOSS) ALLOCATED PER
    UNIT OF LIMITED PARTNERSHIP
    INTEREST                                        7      $       .78        $      --          $      --
                                                           ===========        ===========        ===========

Weighted number of units outstanding                           984,369           984,369            984,369
                                                           ===========        ===========        ===========


                See notes to consolidated financial statements.


                                 SECURED INCOME L.P. AND SUBSIDIARIES

                              CONSOLIDATED STATEMENTS OF PARTNERS' DEFICIT
                              YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000


                                                                                  Limited                  General
                                                           Total                  partners                 partners
                                                       ------------             ------------             ------------

Partners' deficit, December 31, 1999                   $ (1,512,887)            $       --               $ (1,512,887)

Distributions to partners                                (8,312,019)              (8,219,480)                 (92,539)

Net loss                                                   (167,210)                    --                   (167,210)
                                                       ------------             ------------             ------------

Partners' deficit, December 31, 2000                     (9,992,116)              (8,219,480)              (1,772,636)

Distributions to partners                                (1,194,808)              (1,181,243)                 (13,565)

Net earnings                                              1,070,991                     --                  1,070,991
                                                       ------------             ------------             ------------

Partners' deficit, December 31, 2001                    (10,115,933)              (9,400,723)                (715,210)

Distributions to partners                                (2,540,793)              (1,574,990)                (965,803)

Net earnings                                              1,109,393                  769,532                  339,861
                                                       ------------             ------------             ------------

Partners' deficit, December 31, 2002                   $(11,547,333)            $(10,206,181)            $ (1,341,152)
                                                       ============             ============             ============


                See notes to consolidated financial statements.


                                         SECURED INCOME L.P. AND SUBSIDIARIES

                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000


                                                                          2002                 2001                 2000
                                                                      ------------         ------------         ------------

CASH FLOWS FROM OPERATING ACTIVITIES

Net earnings (loss)                                                   $  1,109,393         $  1,070,991         $   (167,210)

Adjustments to reconcile net earnings (loss) to net cash
  provided by operating activities
     Depreciation and amortization                                       1,628,828            1,645,998            1,712,559
     Write-off of unamortized mortgage costs                                                                         509,899
     Decrease (increase) in restricted assets
       and funded reserves                                                 (68,874)              12,637            4,826,842
     Decrease (increase) in tenant security deposits                       (17,191)               8,942              (51,249)
     Decrease (increase) in accounts receivable                             (7,353)              49,910              (17,834)
     Increase in prepaid expenses                                         (125,299)                (802)             (31,773)
     Increase (decrease) in accounts payable
       and accrued expenses                                                130,693             (115,260)              84,455
     Increase in tenant security deposits payable                           14,305               20,058               22,806
     Decrease in due to general partners and affiliates                   (122,283)            (104,589)          (1,581,256)
     Decrease in deferred revenue                                          (11,954)             (11,954)             (11,954)
                                                                      ------------         ------------         ------------

Net cash provided by operating activities                                2,530,265            2,575,931            5,295,285
                                                                      ------------         ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES

Capital expenditures                                                       (18,070)            (194,463)            (149,407)
                                                                      ------------         ------------         ------------

Net cash used in investing activities                                      (18,070)            (194,463)            (149,407)
                                                                      ------------         ------------         ------------

 CASH FLOWS FROM FINANCING ACTIVITIES

Mortgage principal payments                                               (468,535)            (487,988)         (23,907,981)

Mortgage proceeds                                                                                                 32,750,000

Distributions to partners                                               (2,540,793)          (1,194,808)          (8,312,019)

Payment of mortgage costs                                                                                         (1,534,799)

Repayment of general partner advances                                      (64,638)            (188,056)          (1,730,680)
                                                                      ------------         ------------         ------------

Net cash used in financing activities                                   (3,073,966)          (1,870,852)          (2,735,479)
                                                                      ------------         ------------         ------------

NET INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS                                                      (561,771)             510,616            2,410,399

Cash and cash equivalents at beginning of year                           4,831,075            4,320,459            1,910,060
                                                                      ------------         ------------         ------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                              $  4,269,304         $  4,831,075         $  4,320,459
                                                                      ============         ============         ============

SUPPLEMENTAL INFORMATION

Financial expenses paid                                               $  1,765,649         $  2,235,928         $  3,923,168
                                                                      ============         ============         ============


                 See notes to consolidated financial statements.

                      SECURED INCOME L.P. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001 AND 2000


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

Columbia and Carrollton (collectively the "Operating Properties") have underlying mortgages which qualify for tax-exempt financing as a result of restricting at least 20% of their apartment units for low to moderate income tenants as defined in applicable guidelines.

Principles of Consolidation

The consolidated financial statements include the assets, liabilities and results of operations that relate to the business of the Partnership, Carrollton and Columbia. All significant inter-partnership balances and transactions have been eliminated in consolidation.

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

                      SECURED INCOME L.P. AND SUBSIDIARIES

                        DECEMBER 31, 2002, 2001 AND 2000

Note 1 - Organization and Summary of Significant Accounting Policies (continued)

Impairment of Long-Lived Assets

In accordance with Statement of Financial Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," long-lived assets, primarily property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. The Partnership does not perform a periodic assessment of assets for impairment in the absence of such information or indicators. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. For long-lived assets to be held and used, the Partnership recognizes an impairment loss only if its carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss based on the difference between the carrying amount and estimated fair value.

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

Net Loss per Unit of Limited Partnership Interest

Net loss per unit of limited partnership interest is calculated based upon the weighted average number of units outstanding, 984,369 for each of the years 2002, 2001 and 2000. Losses are allocated to limited partners until such time as the limited partners' equity reaches zero as a result of loss allocations.

Recent Accounting Pronouncements Not Yet Adopted


In November 2002, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN45 is not expected to have a material effect on the Partnership's financial position, results of operations or cash flows.

                      SECURED INCOME L.P. AND SUBSIDIARIES

                        DECEMBER 31, 2002, 2001 AND 2000


Note 1 - Organization and Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements Not Yet Adopted (continued)

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" ("FIN 46"). FIN 46 addresses the consolidation by business enterprises of variable interest entities as defined. FIN 46 applies immediately to variable interests in variable interest entities created after January 31, 2003. For public enterprises with a variable interest entity created before February 1, 2003, FIN 46 applies to that enterprise no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. The adoption of FIN 46 is not expected to have a material effect on the Partnership's financial position, results of operations or cash flows.


Note 2 - Property and Equipment

Property and equipment as of December 31, 2002 and 2001 are summarized as follows:

                                                      2002              2001
                                                   -----------       -----------

   Land                                            $ 6,057,940       $ 6,057,940
   Buildings and improvements                       37,070,740        37,055,070
   Furniture and equipment                           1,620,827         1,620,827
                                                   -----------       -----------

                                                    44,749,507        44,733,837
   Less accumulated depreciation                    22,109,373        20,598,397
                                                   -----------       -----------

                                                   $22,640,134       $24,135,440
                                                   ===========       ===========

Depreciation for the years 2002, 2001 and 2000 was $1,510,976, $1,527,753 and
$1,533,878, respectively.


Note 3 - Intangible Assets

Intangible assets as of December 31, 2002 and 2001 are summarized as follows:

                                                       2002              2001
                                                    ----------        ----------

Acquisition fees                                    $  787,495        $  787,495
Mortgage costs                                       2,159,285         2,159,285
Leasing costs                                          269,265           269,265
                                                    ----------        ----------

                                                     3,216,045         3,216,045
Less accumulated amortization                        1,102,650           984,798
                                                    ----------        ----------

                                                    $2,113,395        $2,231,247
                                                    ==========        ==========

Amortization for the years 2002, 2001 and 2000 was $117,852, $118,245 and $178,680, respectively. In addition, unamortized mortgage costs in the amount of $509,899 were expensed during 2000 in connection with the refinancing of Columbia's mortgages (see Note 5).

                      SECURED INCOME L.P. AND SUBSIDIARIES

                        DECEMBER 31, 2002, 2001 AND 2000


Note 4 - Restricted Assets and Funded Reserves

Restricted assets and funded reserves (see Note 5) as of December 31, 2002 and 2001 are summarized as follows:

                                                          2002            2001
                                                        --------        --------

Escrows held by mortgage lenders                        $500,297        $455,741

Interest rate cap account                                 87,546          63,228
                                                        --------        --------

                                                        $587,843        $518,969
                                                        ========        ========


Note 5 - Mortgages Payable

Carrollton

Carrollton is obligated under the terms of a note in the original amount of $10,494,100, which note was financed through tax exempt revenue bonds issued by the City of Frederick, Maryland ("Frederick") and is insured by the United States Department of Housing and Urban Development ("HUD"). The note bears interest at 6.09% with monthly payments of principal and interest of $60,900 due through maturity in February 2028. The note is collateralized by the underlying value of the real estate plus other amounts on deposit with the lender. Pursuant to agreements, Carrollton is required to make monthly escrow deposits for taxes, insurance and replacement of project assets, and is subject to restrictions as to operating policies, rental charges, operating expenditures and distributions to partners. The balance of the mortgage payable at December 31, 2002 and 2001 is $9,398,513 and $9,551,847, respectively.

Columbia

On June 7, 2000, the Columbia Partnership's mortgages were refinanced (the "Refinancing") with the Federal Home Loan Mortgage Corporation ("Freddie Mac") replacing Citibank, N.A. ("Citibank") as the credit enhancer. Credit enhancement was provided for $24.2 million in tax exempt bonds (the "First Mortgage") and an $8.55 million conventional mortgage (the "Second Mortgage") payable to Freddie Mac. The First Mortgage matures in July 2030 and requires monthly payments of interest only until the maturity of the Second Mortgage (see below). After such maturity, a monthly principal reserve fund deposit will be required in an amount to be determined at that time. The interest rate is based on a weekly variable low floater index, with a weighted average of approximately 1.56% in 2002, approximately 2.67% in 2001 and approximately 4.13% in 2000 after the Refinancing. In connection with the First Mortgage, the Columbia Partnership purchased an interest rate cap (included in intangible assets - see Note 3), such that the rate cannot exceed 6.54% through June 1, 2005. In addition to the interest, monthly payments totaling approximately $22,000 are required, which payments include the credit enhancement fee and approximately $2,300 that is deposited to an escrow for the purchase of a future interest rate cap. The Second Mortgage bears interest at 8.07% and requires monthly principal and interest payments of $82,054 through maturity in July 2015. The balance of the First Mortgage as of December 31, 2002 and 2001 is $24,200,000. The balance of the Second Mortgage as of December 31, 2002 and 2001 is $7,766,607 and $8,081,808, respectively.

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

                      SECURED INCOME L.P. AND SUBSIDIARIES

                        DECEMBER 31, 2002, 2001 AND 2000


Note 5 - Mortgages Payable (continued)

The original financing of Columbia was provided by the New York City Housing Development Corporation ("HDC"), which issued $32,497,691 of bonds in February 1985. The funds provided by the bond issue were loaned to Columbia in the form of two mortgage loans (the "Original Columbia Mortgages"). In connection with the issuance of such bonds, Citibank issued a letter of credit in the amount of $33,018,629 to guarantee payment of principal and interest on the bonds. The Original Columbia Mortgages were modified during 1993 (the "Modified Columbia Mortgages"), at which time new tax-exempt bonds were issued (which bore a floating interest rate, adjusted weekly) with an initial note rate of 4.66%. In addition to monthly payments of interest, monthly principal amortization of $29,367 was to be required through February 2003, after which principal would be paid sufficient to fund the sinking requirements of the underlying bonds. Pursuant to agreements, any savings realized on the difference between the 4.66% initial note rate and the actual low floater rate (approximately 3.70% weighted average rate in 2000 prior to the Refinancing) were to be deposited in an account to be used to purchase an interest rate cap (the "Pledged Cap Account") by October 1996. During April 1998, the lender agreed to restructure the original terms concerning the Pledged Cap Account whereby the account could be utilized for potential debt service shortfalls (in the event the low floater rate was higher than the stated note rate of 4.66%), but not cause the Pledged Cap Account to decline below a balance of $1,000,000. An interest rate cap could be purchased upon the Pledged Cap Account reaching such minimum threshold or in the event the low floater rate rose above 7% for 90 consecutive days or 7.5% for 30 consecutive days.

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

As part of the modification of the Original Columbia Mortgages, Citibank agreed to extend its letter of credit from February 1997 to February 2003. Citibank was entitled to a letter of credit fee for providing credit support for the new bonds in the amount of 2.5% per annum of the outstanding principal balance of the new bonds, payable on a current or deferred basis at Columbia's option. Except as described above, the obligation to pay the letter of credit fee was with full recourse as to the assets of Columbia, but without recourse to any of the partners, including the Partnership. If the letter of credit fee was not fully paid from available proceeds from the sale or refinancing of Columbia or the Columbia general partners' guaranty of payment, any such unpaid balance would be deemed fully discharged and neither Columbia nor its partners would have any further obligation with respect thereto. For the period in 2000 prior to the Refinancing, Columbia incurred a fee in connection with the Citibank letter of credit in the amount of $270,242, which fee was paid currently on a monthly basis.

Aggregate annual mandatory maturities on the Carrollton and Columbia Mortgages as of December 31, 2002 are as follows:


                      2003                $    534,359
                      2004                     575,672
                      2005                     620,228
                      2006                     668,288
                      2007                     720,129
                   Thereafter               38,246,444
                                          ------------

                                          $ 41,365,120
                                          ============

The carrying amount of the mortgages approximates fair value.

                      SECURED INCOME L.P. AND SUBSIDIARIES

                        DECEMBER 31, 2002, 2001 AND 2000


Note 6 - Related Party Transactions

Due to general partners and affiliates as of December 31, 2002 and 2001 consists of cash advances and other payables as follows:

                                                             2002         2001
                                                           --------     -------

     Carrollton general partners and their
       affiliates                                          $  --       $ 64,638
     Columbia affiliates                                    20,336         --
     WRMC, Inc.                                              7,712         --
     Wilder Richman Management Corporation                    --         30,313
     WRC-87A Corporation                                   144,257      264,275
                                                          --------     --------

                                                          $172,305     $359,226
                                                          ========     ========

The management agent for Fieldpointe Apartments for the year ended December 31, 2002 was WRMC, Inc., an affiliate of two of the general partners and one of the Carrollton general partners. During the years ended December 31, 2001 and 2000, Fieldpointe Apartments was managed by Wilder Richman Management Corporation ("Wilder Richman"), another affiliate of two of the general partners and one of the Carrollton general partners. During each of the three years ended December 31, 2002, the management agent was entitled to property management fees equal to 4% of residential income collected. In addition, the management agent was entitled to a reporting fee of $5 per unit per month for bookkeeping and reporting services. The maximum annual management and reporting fees may not exceed 5% of gross collections. Such fees of $110,024, $91,189 and $97,471 were charged to operations during 2002, 2001 and 2000, respectively. Accrued management and reporting fees as of December 31, 2002 and 2001 are $7,712 and $30,313, respectively

The management agent for The Westmont is an affiliate of one of the Columbia general partners and receives property management fees calculated at 3% of rental income for each of the three years ended December 31, 2002. The charges to operations amounted to $175,225, $180,317 and $169,723 during 2002, 2001 and 2000, respectively. As of December 31, 2002, accrued management fees and other expenses paid on behalf of Columbia were $20,336. As of December 31, 2000, $56,016 was due from the management agent, which amount was repaid during 2001.

An affiliate of two of the general partners provides investor services for a fee of .5% of the gross proceeds from the offering of Partnership units, which fee is $98,437 per year. During the early years of the Partnership, the affiliate deferred all or part of the fee as a result of the economic climate of the Operating Properties. In addition, a significant amount of Partnership reserves were subsequently utilized to collateralize a letter of credit provided by the Partnership in connection with the refinancing of the Columbia Partnership's mortgages. As a result of the successful refinancing of both the Columbia and Carrollton mortgages in 1993, the Properties have generated cash flow and at the time of the second refinancing of the Columbia Mortgages in 2000, the letter of credit previously provided by the Partnership was returned and a portion of the deferred fee was paid. Until 2002, the Partnership limited the accrual of such fee due to the prior uncertainties of the Operating Properties. As a result of the Partnership now having a substantial reserve balance, coupled with the positive cash flow generated by the Operating Properties and the status of the cumulative preferred return to the limited partners (current through December 31, 2002), management is in the process of determining whether the full amount of the fee not accrued in prior years should be recorded and paid. If recorded and payable, such amount as of December 31, 2001 would have been $342,032. However, the accompanying consolidated financial statements do not reflect any adjustment for this amount; management has requested the Partnership's legal counsel to review whether such determination is correct. Such determination may impact future financial statements of the Partnership. The Partnership paid the affiliate $218,455, $211,532 and $186,401 during 2002, 2001 and 2000, respectively, for investor services fees incurred and recorded in prior years.

A shareholder of two of the general partners provided debt financing for the capitalization of LaMere Associates, Inc. ("LaMere"). In connection with such debt financing, the shareholder received 20% of the stock of LaMere. LaMere was paid premiums in connection with property, workers compensation, liability and umbrella insurance coverage provided to Carrollton. In connection with such insurance coverage, Carrollton incurred $65,392, $38,452 and $37,408 in premiums for the years ended December 31, 2002, 2001 and 2000, respectively.

                      SECURED INCOME L.P. AND SUBSIDIARIES

                        DECEMBER 31, 2002, 2001 AND 2000


Note 6 - Related Party Transactions (continued)

Carrollton owed its general partners and affiliates $64,638 as of December 31, 2001 for various advances, which amount was repaid during 2002. In addition, Carrollton owed Wilder Richman $166,000 as of December 31, 2000 for prior years' operating advances, which amount was repaid during 2001. All such advances were unsecured, non-interest bearing and payable from Carrollton cash flow.

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

Note 7 - Partners' Deficit

Partnership Allocation

Profits and losses of the Partnership are allocated 1% and 99% to the general partners and limited partners, respectively, until such time as the limited partners' capital reaches zero as a result of loss allocations, after which all losses are allocated to the general partners.

Partnership Distributions

In accordance with the respective partnership agreements, to the extent that Carrollton and Columbia generate net operating cash flow in any year at a level sufficient, when distributed to the Partnership, to enable the Partnership to satisfy the allocable portion of the limited partners' 8% preferred return for such year without utilizing amounts generated from guaranteed investment contracts (the last of which matured in January 1998), the excess amounts generated from the guaranteed investment contracts would be paid or distributed to the general partners of Carrollton and/or Columbia, whichever generate(s) such level(s) of operating cash flow. No such excess distributions were generated during the term of the guaranteed investment contract periods. Including a distribution made to the Unit holders in March 2003, the Partnership has made eight consecutive quarterly distributions totaling $3,149,981, representing approximately $1.60 per Unit for each of the years ended December 31, 2002 and 2001. As part of the Refinancing, the Columbia Partnership distributed approximately $9,104,000 to the Partnership. The Partnership made a distribution in July 2000 of approximately $8,219,000, representing $8.35 per Unit, to Unit holders of record as of June 30, 2000.

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

                      SECURED INCOME L.P. AND SUBSIDIARIES

                        DECEMBER 31, 2002, 2001 AND 2000


Note 8 - Commitments and Contingencies (continued)

Concentration of Credit Risk

As of December 31, 2002, the Partnership has $2,227,441 in cash and cash equivalents which are deposited in interest-bearing accounts with an institution which is not insured by the Federal Deposit Insurance Corporation ("FDIC"). As of December 31, 2002, Carrollton has $461,369 in excess of FDIC insurance limits at two banks.

Long-term Leases

The commercial space and parking garage at Columbia are leased to tenants under the terms of noncancellable operating leases expiring on various dates through 2011. Future minimum rental payments as of December 31, 2002 are as follows:

                             2003               $   825,000
                             2004                   838,000
                             2005                   729,000
                             2006                   722,000
                             2007                   750,000
                         Thereafter               2,690,000
                                                -----------

                                                $ 6,554,000
                                                ===========

Income recognized under the garage and commercial space for the years 2002, 2001 and 2000 was $834,518, $798,699 and $752,001, respectively.

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

The estimated fair values of the Partnership's financial instruments as of December 31, 2002 and 2001 are disclosed elsewhere in the financial statements.

                      SECURED INCOME L.P. AND SUBSIDIARIES

                        DECEMBER 31, 2002, 2001 AND 2000


Note 10 - Reconciliation of Taxable Income (Loss) and Bases of Assets

A reconciliation of the financial statement net earnings (loss) to the income tax income (loss) of the Partnership for each of the years ended December 31, 2002, 2001 and 2000 is as follows:


                                                                               2002               2001               2000
                                                                           ------------       ------------       ------------

Financial statement net earnings (loss)                                    $  1,109,393       $  1,070,991       $   (167,210)

Excess depreciation for income tax purposes
   based on estimated useful life                                               (89,870)          (160,902)          (250,276)

Excess depreciation for financial reporting
   purposes due to purchase accounting treatment, net of
   excess tax depreciation resulting from a step-up in basis                    297,939            260,894            439,590

Deferred revenue                                                                (11,954)           (11,954)           (11,954)

Accrual (payment) of related party expense items
   not deductible until paid for tax purposes
   under Internal Revenue Code Section 267                                     (104,319)           (60,054)        (1,629,526)

Amounts allocated to other partners of
   Carrollton and Columbia and other                                             10,469            (43,282)            51,029
                                                                           ------------       ------------       ------------

Income (loss) as shown on tax return                                       $  1,211,658       $  1,055,693       $ (1,568,347)
                                                                           ============       ============       ============

A reconciliation of the financial statement carrying amount of total assets to the tax basis as of December 31, 2002 and 2001 is as follows:

                                                                                                   2002              2001
                                                                                              ------------       ------------

Financial statement carrying amount of assets                                                 $ 30,984,345       $ 32,940,557

Difference which consists principally of the
        utilization of purchase accounting for financial
        statement purposes                                                                     (14,661,762)       (15,022,858)
                                                                                              ------------       ------------

Tax basis of assets                                                                           $ 16,322,583       $ 17,917,699
                                                                                              ============       ============

                      SECURED INCOME L.P. AND SUBSIDIARIES

                        DECEMBER 31, 2002, 2001 AND 2000


Note 11 - Quarterly Financial Information (unaudited)

The following is a summary of results of operations for each of the four quarters for the years indicated:


                                          First            Second           Third             Fourth
                                         Quarter           Quarter          Quarter           Quarter
                                       -----------      ------------      -----------       -----------

2002
----

Total revenue                          $ 2,107,317      $ 2,082,100       $ 2,056,029       $ 2,192,487

Net earnings (loss)                        391,450          309,020           237,817           171,106

2001
----

Total revenue                          $ 2,046,625      $ 2,104,651       $ 2,133,333       $ 2,161,702

Net earnings (loss)                        199,355          259,954           366,484           245,198

2000
----

Total revenue                          $ 1,930,145      $ 2,061,478       $ 2,063,883       $ 2,083,449

Earnings before extraordinary
  item                                     114,331           98,624            35,881            93,853

Net earnings (loss)                        114,331           98,624          (408,441)           28,276