Form 10-Q
period 2003-03-31
SECURED INCOME L P
filed 2003-05-15
CIK 804217

SECURITIES AND EXCHANGE COMMISSION
                                 Washington, DC
                            -------------------------


                                    FORM 10-Q



  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----- EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

                                       OR

____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to
                               ------------    -------------


                         Commission file number 0-17412

                               Secured Income L.P.
                               -------------------
             (Exact name of Registrant as specified in its charter)


         Delaware                                              06-1185846
State or other jurisdiction of                               (IRS Employer
incorporation or organization                               Identification No.)

        599 West Putnam Avenue
        Greenwich, Connecticut
(Address of principal executive offices)                         06830
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

                      SECURED INCOME L.P. AND SUBSIDIARIES

                         Part I - Financial Information


Table of Contents

Item 1  Financial Statements                                       Page
        --------------------                                       ----

        Consolidated Balance Sheets                                 3

        Consolidated Statements of Earnings                         4

        Consolidated Statements of Cash Flows                       5

        Notes to Consolidated Financial Statements                  6


Item 2  Management's Discussion and Analysis of Financial
        Condition and Results of Operations                         7
        -------------------------------------------------


Item 3  Quantitative and Qualitative Disclosure about
        Market Risk                                                 8
        ---------------------------------------------


Item 4  Controls and Procedures                                     9
        -----------------------


                      SECURED INCOME L.P. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                             March 31,
                                                               2003         December 31,
                                                            (Unaudited)         2002
                                                            -----------     -----------
ASSETS

Property and equipment (net of accumulated
  depreciation of $22,483,641 and $22,109,373)             $ 22,265,866      $ 22,640,134
Cash and cash equivalents                                     4,193,697         4,269,304
Restricted assets and funded reserves                           983,670           587,843
Tenant security deposits                                        585,725           573,903
Accounts receivable                                              20,818            44,846
Prepaid expenses                                                413,667           754,920

Intangible assets, net of accumulated amortization            2,085,099         2,113,395
                                                           ------------      ------------

                                                           $ 30,548,542      $ 30,984,345
                                                           ============      ============

LIABILITIES AND PARTNERS' DEFICIT

Liabilities

  Mortgages payable                                        $ 41,235,236      $ 41,365,120
  Accounts payable and accrued expenses                         296,490           331,678
  Tenant security deposits payable                              579,462           569,931
  Due to general partners and affiliates                        151,969           172,305
  Deferred revenue                                               92,644            92,644
                                                           ------------      ------------

                                                             42,355,801        42,531,678
                                                           ------------      ------------

Partners' deficit

  Limited partners                                          (10,211,403)      (10,206,181)
  General partners                                           (1,595,856)       (1,341,152)
                                                           ------------      ------------

                                                            (11,807,259)      (11,547,333)
                                                           ------------      ------------

                                                           $ 30,548,542      $ 30,984,345
                                                           ============      ============


                 See notes to consolidated financial statements.

                      SECURED INCOME L.P. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS
                   THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (Unaudited)


                                                       2003             2002
                                                    ----------       ----------
REVENUE

Rental                                              $2,152,560       $2,077,582
Interest                                                10,684           29,735
                                                    ----------       ----------

TOTAL REVENUE                                        2,163,244        2,107,317
                                                    ----------       ----------
EXPENSES

Administrative and management                          219,499          198,031
Operating and maintenance                              308,976          301,532
Taxes and insurance                                    387,656          350,411
Financial                                              452,098          460,010
Depreciation and amortization                          402,564          405,883
                                                    ----------       ----------

TOTAL EXPENSES                                       1,770,793        1,715,867
                                                    ----------       ----------

NET EARNINGS                                        $  392,451       $  391,450
                                                    ==========       ==========

NET EARNINGS ATTRIBUTABLE TO

   Limited partners                                 $  388,526       $     --
   General partners                                      3,925          391,450
                                                    ----------       ----------

                                                    $  392,451       $  391,450
                                                    ==========       ==========

NET EARNINGS ALLOCATED PER UNIT OF
   LIMITED PARTNERSHIP INTEREST                     $      .39       $     --
                                                    ==========       ==========



                 See notes to consolidated financial statements.


                      SECURED INCOME L.P. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (Unaudited)

                                                                    2003                 2002
                                                                 -----------         -----------

CASH FLOWS FROM OPERATING ACTIVITIES

Net earnings                                                     $   392,451         $   391,450
Adjustments to reconcile net earnings to net
  cash provided by operating activities
    Depreciation and amortization                                    402,564             405,883
    Increase in restricted assets and funded reserves               (395,827)           (326,358)
    Decrease (increase) in tenant security deposits                  (11,822)             12,732
    Decrease in accounts receivable                                   24,028              15,271
    Decrease in prepaid expenses                                     341,253             314,996
    Increase (decrease) in accounts payable and
      accrued expenses                                               (35,188)             74,630
    Increase (decrease) in tenant security deposits
      payable                                                          9,531             (16,271)
    Decrease in due to general partners and affiliates               (20,336)             (2,006)
                                                                 -----------         -----------

Net cash provided by operating activities                            706,654             870,327
                                                                 -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES

Distributions to partners                                           (652,377)         (1,150,820)
Principal payments on mortgages                                     (129,884)            (93,059)
                                                                 -----------         -----------

Net cash used in financing activities                               (782,261)         (1,243,879)
                                                                 -----------         -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                            (75,607)           (373,552)

Cash and cash equivalents at beginning of period                   4,269,304           4,831,075
                                                                 -----------         -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $ 4,193,697         $ 4,457,523
                                                                 ===========         ===========

SUPPLEMENTAL INFORMATION

Financial expenses paid                                          $   417,324         $   406,034
                                                                 ===========         ===========



                 See notes to consolidated financial statements.

                      SECURED INCOME L.P. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (Unaudited)


1. The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The results of operations are impacted significantly by the results of operations of the Carrollton and Columbia Partnerships, which is provided on an unaudited basis during interim periods. Accordingly, the accompanying consolidated financial statements are dependent on such unaudited information. In the opinion of the General Partners, the consolidated financial statements include all adjustments necessary to reflect fairly the results of the interim periods presented. All adjustments are of a normal recurring nature. No significant events have occurred subsequent to March 31, 2003 and no material contingencies exist which would require additional disclosure in the report under Regulation S-X, Rule 10-01 paragraph A-5.

   The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the entire year.

2. Additional information, including the audited December 31, 2002 Consolidated Financial Statements and the Summary of Significant Accounting Policies, is included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2002 on file with the Securities and Exchange Commission.

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

Although the Partnership generated cash from operations during the three months ended March 31, 2003, cash and cash equivalents decreased by approximately $76,000 primarily as a result of distributions to limited partners and the Columbia Partnership's distribution to its general partners of 2002 cash flows in excess of the 8% preferred return under the terms of the Columbia Partnership's partnership agreement. Mortgages payable decreased due to principal amortization of approximately $130,000. Property and equipment decreased by approximately $374,000 due to depreciation, while intangible assets decreased by approximately $28,000 due to amortization. Property and equipment and intangible assets are expected to decrease annually as the cost of these assets is allocated to future periods over their remaining estimated service lives. Prepaid expenses decreased and restricted assets and funded reserves increased in the ordinary course of operations.

The Partnership anticipates making a distribution on or about May 15, 2003 of approximately $.40 per Unit to Unit holders of record as of March 31, 2003. The Partnership made quarterly distributions to the limited partners in May, August and November 2002 and in March 2003 totaling $1,574,990, resulting primarily from operating cash flow generated by the Operating Partnerships. Such distributions represent an annualized return to the limited partners of approximately 8% for the year ended December 31, 2002. The Partnership intends to make quarterly distributions on an ongoing basis, subject to the operating results of the Operating Partnerships; the Operating Partnerships' results from operations is highly contingent upon the interest rates of the Columbia Partnership's low-floater mortgage and the strength of their respective rental markets. There can be no assurance that the Operating Partnerships will continue to generate cash flow sufficient to make quarterly distributions or that future distributions will be in any specific amounts. The events of September 11, 2001 have increased the risk that the operations of the Properties may be adversely impacted as a result of the effect of these events on the economy in general and because the Properties are located in New York City and near Washington, D.C.

Results of Operations

Three Months Ended March 31, 2003
---------------------------------

During the three months ended March 31, 2003, the Columbia Partnership and the Carrollton Partnership generated income from operating activities, before financial expenses, of approximately $958,000 and approximately $311,000, respectively. Mortgage principal payments during the period for the Columbia Partnership and the Carrollton Partnership were approximately $90,000 and approximately $40,000, respectively. After considering the respective mandatory mortgage principal payments and required deposits to mortgage escrows, among other things, the Complexes generated combined cash flow of approximately $671,000 during the three months ended March 31, 2003. There can be no assurance that the level of cash flow generated by the Complexes during the three months ended March 31, 2003 will continue in future periods.

                      SECURED INCOME L.P. AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of operations for the three months ended March 31, 2003 were comparable to the three months ended March 31, 2002. The weighted average interest rate on the Columbia Partnership's first mortgage was approximately 1.38% for the first three months of 2003 as compared to approximately 1.36% for the first three months of 2002.

As of March 31, 2003, the occupancy of Fieldpointe Apartments (Carrollton) was approximately 94% and the occupancy of The Westmont (Columbia) was approximately 99% as to residential units and 100% as to commercial space. The future operating results of the Complexes will be extremely dependent on market conditions and therefore may be subject to significant volatility.

Three Months Ended March 31, 2002
---------------------------------

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

Critical Accounting Policies and Estimates
------------------------------------------

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which requires the Partnership to make certain estimates and assumptions. The following section is a summary of certain aspects of those accounting policies that may require subjective or complex judgments and are most important to the portrayal of the Partnership's financial condition and results of operations. The Partnership believes that there is a low probability that the use of different estimates or assumptions in making these judgments would result in materially different amounts being reported in the consolidated financial statements.

The Partnership records its real estate assets at cost less accumulated depreciation and, if there are indications that impairment exists, adjusts the carrying value of those assets in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

Item 3.     Quantitative and Qualitative Disclosure about Market Risk

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

                      SECURED INCOME L.P. AND SUBSIDIARIES


Item 4.  Controls and Procedures

   Evaluation of Disclosure Controls and Procedures

a. Within the 90 days prior to the date of this report, the Chief Executive Officer and Chief Financial Officer of a General Partner of the Partnership carried out an evaluation of the effectiveness of Partnership's "disclosure controls and procedures" as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15(d)-14(c)). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of the date of the evaluation, the Partnership's disclosure controls and procedures were adequate and effective in timely alerting them to material information relating to the Partnership required to be included in the Partnership's periodic SEC filings.

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

           None

Item 6     Exhibits and Reports on Form 8-K
           --------------------------------

        a.   Exhibits

             Exhibit 99.1 Certification of Chief Executive Officer
             Exhibit 99.2 Certification of Chief Financial Officer

        b.   Reports on Form 8-K

             None

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized on the 15th day of May 2003.


                            SECURED INCOME L.P.

                            By: Wilder Richman Resources Corporation, General Partner

                            By: /s/Richard Paul Richman
                               -----------------------------------------
                                Richard Paul Richman - Chief Executive Officer

                            By: /s/ Neal Ludeke
                               -----------------------------------------
                               Neal Ludeke - Chief Financial Officer



                            By: WRC-87A Corporation, General Partner

                            By: /s/ Richard Paul Richman
                               ---------------------------------------------
                               Richard Paul Richman - Executive Vice President

                            By: /s/ Neal Ludeke
                               -----------------------------------------
                               Neal Ludeke - Chief Financial Officer

                                 CERTIFICATIONS


I, Richard Paul Richman, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Secured Income L. P. and Subsidiaries (the "Company");

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


Date:   May 15, 2003                           /s/ Richard Paul Richman
                                               -------------------------------
                                               by: Richard Paul Richman
                                                   Chief Executive Officer of
                                                   Wilder Richman Resources
                                                   Corporation, a general
                                                   partner of the Company

I, Neal Ludeke, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Secured Income L.P. and Subsidiaries (the "Company");

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


Date:   May 15, 2003                             /s/ Neal Ludeke
                                                 ------------------------------
                                                  by: Neal Ludeke
                                                      Chief Financial Officer
                                                      of Wilder Richman
                                                      Resources Corporation,
                                                      a general partner of
                                                      the Company