Form 10-Q
period 2003-06-30
SECURED INCOME L P
filed 2003-08-14
CIK 804217

SECURITIES AND EXCHANGE COMMISSION
                                 Washington, DC

                            -------------------------


                                    FORM 10-Q



  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----- EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

                                      OR

_____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from              to
                               ------------    -------------------


                         Commission file number 0-17412
                                                -------

                               Secured Income L.P.
                               -------------------
             (Exact name of Registrant as specified in its charter)


          Delaware                                             06-1185846
------------------------------                             --------------------
State or other jurisdiction of                               (IRS Employer
incorporation or organization                               Identification No.)

       599 West Putnam Avenue
        Greenwich, Connecticut                                   06830
----------------------------------------                       ----------
(Address of principal executive offices)                        Zip Code


Registrant's telephone number, including area code:  (203) 869-0900


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.


Yes  X      No
   -----      -----

                      SECURED INCOME L.P. AND SUBSIDIARIES

                         Part I - Financial Information


Table of Contents                                                        Page
-----------------                                                        ----

Item 1  Financial Statements                                               3
        --------------------
        Consolidated Balance Sheets                                        3

        Consolidated Statements of Earnings                                4

        Consolidated Statements of Cash Flows                              5

        Notes to Consolidated Financial Statements                         6


Item 2  Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                          7
        -----------------------------------------------------------

Item 3  Quantitative and Qualitative Disclosure about Market Risk          8
        ---------------------------------------------------------

Item 4  Controls and Procedures                                            9
        -----------------------


                      SECURED INCOME L.P. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                             June 30,
                                                               2003              December 31,
                                                            (Unaudited)             2002
                                                           ------------         ------------
ASSETS

Property and equipment (net of accumulated
  depreciation of $22,857,907 and $22,109,373)             $ 21,891,600        $ 22,640,134
Cash and cash equivalents                                     4,394,267           4,269,304
Restricted assets and funded reserves                         1,411,097             587,843
Tenant security deposits                                        585,487             573,903
Accounts receivable                                              46,931              44,846
Prepaid expenses                                                118,130             754,920
Intangible assets, net of accumulated amortization            2,056,804           2,113,395
                                                           ------------        ------------

                                                           $ 30,504,316        $ 30,984,345
                                                           ============        ============

LIABILITIES AND PARTNERS' DEFICIT

Liabilities

  Mortgages payable                                        $ 41,102,913        $ 41,365,120
  Accounts payable and accrued expenses                         202,868             331,678
  Tenant security deposits payable                              579,231             569,931
  Due to general partners and affiliates                        151,969             172,305
  Deferred revenue                                               92,644              92,644
                                                           ------------        ------------

                                                             42,129,625          42,531,678
                                                           ------------        ------------

Partners' deficit

  Limited partners                                          (10,031,307)        (10,206,181)
  General partners                                           (1,594,002)         (1,341,152)
                                                           ------------        ------------

                                                            (11,625,309)        (11,547,333)
                                                           ------------        ------------

                                                           $ 30,504,316        $ 30,984,345
                                                           ============        ============


                 See notes to consolidated financial statements.


                                  SECURED INCOME L.P. AND SUBSIDIARIES

                                  CONSOLIDATED STATEMENTS OF EARNINGS
                         THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2003 AND 2002
                                             (Unaudited)


                                             Three Months       Six Months       Three Months        Six Months
                                                Ended              Ended            Ended              Ended
                                             June 30, 2003     June 30, 2003     June 30, 2002      June 30, 2002
                                             -------------     -------------     -------------      -------------
REVENUE

Rental                                        $ 2,315,879       $ 4,468,439       $ 2,066,229        $ 4,143,811
Interest                                            9,685            20,369            15,871             45,606
                                              -----------       -----------       -----------        -----------

TOTAL REVENUE                                   2,325,564         4,488,808         2,082,100          4,189,417
                                              -----------       -----------       -----------        -----------

EXPENSES

Administrative and management                     172,719           392,218           209,016            407,047
Operating and maintenance                         363,898           672,874           375,344            676,876
Taxes and insurance                               384,483           772,139           341,204            691,615
Financial                                         422,264           874,362           441,633            901,643
Depreciation and amortization                     402,561           805,125           405,883            811,766
                                              -----------       -----------       -----------        -----------

TOTAL EXPENSES                                  1,745,925         3,516,718         1,773,080          3,488,947
                                              -----------       -----------       -----------        -----------

NET EARNINGS                                  $   579,639       $   972,090       $   309,020        $   700,470
                                              ===========       ===========       ===========        ===========

NET EARNINGS (LOSS) ATTRIBUTABLE TO

Limited partners                              $   573,843       $   962,369       $   364,698        $   364,698
General partners                                    5,796             9,721           (55,678)           335,772
                                              -----------       -----------       -----------        -----------

                                              $   579,639       $   972,090       $   309,020        $   700,470
                                              ===========       ===========       ===========        ===========

NET EARNINGSALLOCATED
   PER UNIT OF LIMITED
   PARTNERSHIP INTEREST                       $       .59       $       .98       $       .37        $       .37
                                              ===========       ===========       ===========        ===========



                 See notes to consolidated financial statements.


                      SECURED INCOME L.P. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (Unaudited)


                                                                    2003              2002
                                                                -----------       ------------

CASH FLOWS FROM OPERATING ACTIVITIES

Net earnings                                                    $   972,090       $   700,470
Adjustments to reconcile net earnings to net cash
  provided by operating activities
    Depreciation and amortization                                   805,125           811,766
    Increase in restricted assets and funded reserves              (823,254)         (665,270)
    Decrease (increase) in tenant security deposits                 (11,584)            8,340
    Increase in accounts receivable                                  (2,085)           (3,329)
    Decrease in prepaid expenses                                    636,790           592,441
    Increase (decrease) in accounts payable and
      accrued expenses                                             (128,810)           69,934
    Increase (decrease) in tenant security deposits
      payable                                                         9,300            (9,801)
    Decrease in due to general partners and affiliates              (20,336)           (6,016)
                                                                -----------       -----------

Net cash provided by operating activities                         1,437,236         1,498,535
                                                                -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES

Distributions to partners                                        (1,050,066)       (1,649,993)
Principal payments on mortgages                                    (262,207)         (215,899)
                                                                -----------       -----------

Net cash used in financing activities                            (1,312,273)       (1,865,892)
                                                                -----------       -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                124,963          (367,357)

Cash and cash equivalents at beginning of period                  4,269,304         4,831,075
                                                                -----------       -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $ 4,394,267       $ 4,463,718
                                                                ===========       ===========

SUPPLEMENTAL INFORMATION

Financial expenses paid                                         $   898,095       $   843,237
                                                                ===========       ===========



                 See notes to consolidated financial statements.

                      SECURED INCOME L.P. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                   (Unaudited)


1. The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The results of operations are impacted significantly by the results of operations of the Carrollton and Columbia Partnerships, which is provided on an unaudited basis during interim periods. Accordingly, the accompanying consolidated financial statements are dependent on such unaudited information. In the opinion of the General Partners, the consolidated financial statements include all adjustments necessary to reflect fairly the results of the interim periods presented. All adjustments are of a normal recurring nature. No significant events have occurred subsequent to June 30, 2003 and no material contingencies exist which would require additional disclosure in the report under Regulation S-X, Rule 10-01 paragraph A-5.

   The results of operations for the six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the entire year.

2. Additional information, including the audited December 31, 2002 Consolidated Financial Statements and the Summary of Significant Accounting Policies, is included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2002 on file with the Securities and Exchange Commission.

                      SECURED INCOME L.P. AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
         -----------------------------------------------------------------------

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

Cash and cash equivalents increased by approximately $125,000 during the six months ended June 30, 2003 as the result of cash generated from operations, partially offset by distributions to limited partners and the Columbia Partnership's distribution to its general partners of 2002 cash flows in excess of the 8% preferred return under the terms of the Columbia Partnership's partnership agreement. Mortgages payable decreased due to principal amortization of approximately $262,000. Property and equipment decreased by approximately $748,000 due to depreciation, while intangible assets decreased by approximately $29,000 due to amortization. Property and equipment and intangible assets are expected to decrease annually as the cost of these assets is allocated to future periods over their remaining estimated service lives. Prepaid expenses decreased and restricted assets and funded reserves increased in the ordinary course of operations.

The Partnership made a distribution on or about May 15, 2003 of approximately $.40 per Unit to Unit holders as of March 31, 2003 and anticipates making another distribution on or about August 15, 2003 of approximately $.40 per Unit to Unit holders of record as of June 30, 2003. The Partnership made quarterly distributions to the limited partners in May, August and November 2002 and in March 2003 totaling $1,574,990, resulting primarily from operating cash flow generated by the Operating Partnerships. Such distributions represent an annualized return to the limited partners of approximately 8% for the year ended December 31, 2002. The Partnership intends to make quarterly distributions on an ongoing basis, subject to the operating results of the Operating Partnerships; the Operating Partnerships' results from operations is highly contingent upon the interest rates of the Columbia Partnership's low-floater mortgage and the strength of their respective rental markets. There can be no assurance that the Operating Partnerships will continue to generate cash flow sufficient to make quarterly distributions or that future distributions will be in any specific amounts. The events of September 11, 2001 have increased the risk that the operations of the Properties may be adversely impacted as a result of the effect of these events on the economy in general and because the Properties are located in New York City and near Washington, D.C.


Results of Operations

Six Months Ended June 30, 2003
------------------------------

During the six months ended June 30, 2003, the Columbia Partnership and the Carrollton Partnership generated income from operating activities, before financial expenses, of approximately $2,097,000 and approximately $602,000, respectively. Mortgage principal payments during the period for the Columbia Partnership and the Carrollton Partnership were approximately $182,000 and approximately $80,000, respectively. After considering the respective mandatory mortgage principal payments and required deposits to mortgage escrows, among other things, the Complexes generated combined cash flow of approximately $1,529,000 during the six months ended June 30, 2003. There can be no assurance that the level of cash flow generated by the Complexes during the six months ended June 30, 2003 will continue in future periods.

                      SECURED INCOME L.P. AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
         -----------------------------------------------------------------------

Results of operations for the six months ended June 30, 2003 reflect improvement as compared to the six months ended June 30, 2002. The increase in rental revenue for the six months ended June 30, 2003 was primarily attributable to the receipt of approximately $221,000 in connection with one of the Columbia Partnership's commercial tenants breaking its lease in the second quarter of 2003. The termination fee represents approximately eighteen months of rent for such space. Under the terms of the Columbia Partnership's mortgages, the fee will be escrowed and will not be released until such time as the space is leased to another tenant. Any prospective tenant must be approved by the lender; the space has not been rented as of August 2003. The weighted average interest rate on the Columbia Partnership's first mortgage was approximately 1.08% for the first six months of 2003 as compared to approximately 1.26% for the first six months of 2002.

As of June 30, 2003, the occupancy of Fieldpointe Apartments (Carrollton) was approximately 94% and the occupancy of The Westmont (Columbia) was approximately 99% as to residential units and 88% as to commercial space (see discussion above). The future operating results of the Complexes will be extremely dependent on market conditions and therefore may be subject to significant volatility.

Six Months Ended June 30, 2002
------------------------------

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

                      SECURED INCOME L.P. AND SUBSIDIARIES


Item 4.  Controls and Procedures
         -----------------------

   Evaluation of Disclosure Controls and Procedures

a. Within the 90 days prior to the date of this report, the Chief Executive Officer and Chief Financial Officer of a General Partner of the Partnership carried out an evaluation of the effectiveness of the Partnership's "disclosure controls and procedures" as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15(d)-14(c). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of the date of the evaluation, the Partnership's disclosure controls and procedures were adequate and effective in timely alerting them to material information relating to the Partnership required to be included in the Partnership's periodic SEC filings.

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

           None

Item 5     Other Information
           -----------------

           None

Item 6     Exhibits and Reports on Form 8-K
           --------------------------------

        a. Exhibits

           Exhibit 31.1 Rule 13a-14/15d-14(a) Certification of Chief Executive Officer
           Exhibit 31.2 Rule 13a-14/15d-14(a) Certification of Chief Financial Officer
           Exhibit 32.1 Section 1350 Certification of Chief Executive Officer
           Exhibit 32.2 Section 1350 Certification of Chief Financial Officer

        b. Reports on Form 8-K

           None

                                   SIGNATURES
                                   ----------



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized on the 14th day of August 2003.


                               SECURED INCOME L.P.

                               By: Wilder Richman Resources Corporation,
                                   General Partner

                               By: /s/ Richard Paul Richman
                                  ----------------------------------------
                                  Richard Paul Richman - Chief Executive Officer

                               By: /s/ Neal Ludeke
                                  ----------------------------------------
                                  Neal Ludeke - Chief Financial Officer


                               By: WRC-87A Corporation, General Partner

                               By: /s/ Richard Paul Richman
                                  ----------------------------------------
                                  Richard Paul Richman - Executive Vice
                                  President

                               By: /s/ Neal Ludeke
                               -------------------------------------------
                               Neal Ludeke - Chief Financial Officer