Form 10-Q
period 2003-09-30
SECURED INCOME L P
filed 2003-11-14
CIK 804217

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            -------------------------


                                    FORM 10-Q



  X  QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(d)  OF THE  SECURITIES
----
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003
                               ------------------

                                       OR

____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to
                               ------------    -------------


                         Commission file number 0-17412
                                                -------

                               Secured Income L.P.
                               -------------------
             (Exact name of Registrant as specified in its charter)


         Delaware                                               06-1185846
------------------------------                              ------------------
State or other jurisdiction of                                (IRS Employer
incorporation or organization                               Identification No.)

    599 West Putnam Avenue
    Greenwich, Connecticut                                         06830
---------------------------------------                         ----------
(Address of principal executive offices)                         Zip Code


Registrant's telephone number, including area code:  (203) 869-0900
                                                     --------------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

Yes     X      No
     -------      --------

                      SECURED INCOME L.P. AND SUBSIDIARIES

                         Part I - Financial Information


Table of Contents
-----------------

Item 1  Financial Statements                                            Page
------  --------------------                                            ----

        Consolidated Balance Sheets                                      3

        Consolidated Statements of Earnings                              4

        Consolidated Statements of Cash Flows                            5

        Notes to Consolidated Financial Statements                       6


Item 2  Management's Discussion and Analysis of Financial Condition
        ------------------------------------------------------------
        and Results of Operations                                        7
        -------------------------

Item 3  Quantitative and Qualitative Disclosure about Market Risk        8
        ---------------------------------------------------------

Item 4  Controls and Procedures                                          9
        -----------------------

                      SECURED INCOME L.P. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                               September 30,
                                                                   2003         December 31,
                                                                (Unaudited)         2002
                                                              --------------    ------------

ASSETS
Property and equipment (net of accumulated depreciation
  of $23,232,177 and $22,109,373)                             $ 21,517,330    $ 22,640,134
Cash and cash equivalents                                        4,049,756       4,269,304
Restricted assets and funded reserves                            1,172,924         587,843
Tenant security deposits                                           571,575         573,903
Accounts receivable                                                 25,345          44,846
Prepaid expenses                                                   764,515         754,920
Intangible assets, net of accumulated amortization               2,028,508       2,113,395
                                                              ------------    ------------

                                                              $ 30,129,953    $ 30,984,345
                                                              ============    ============


LIABILITIES AND PARTNERS' DEFICIT

Liabilities

  Mortgages payable                                           $ 40,968,103    $ 41,365,120
  Accounts payable and accrued expenses                            202,515         331,678
  Tenant security deposits payable                                 565,278         569,931
  Due to general partners and affiliates                           125,892         172,305
  Deferred revenue                                                  92,644          92,644
                                                              ------------    ------------

                                                                41,954,432      42,531,678
                                                              ------------    ------------
Partners' deficit

  Limited partners                                             (10,225,114)    (10,206,181)
  General partners                                              (1,599,365)     (1,341,152)
                                                              ------------    ------------

                                                               (11,824,479)    (11,547,333)
                                                              ------------    ------------

                                                              $ 30,129,953    $ 30,984,345
                                                              ============    ============






               See notes to consolidated financial statements.

                      SECURED INCOME L.P. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)

                                          Three Months        Nine Months     Three Months      Nine Months
                                              Ended              Ended           Ended             Ended
                                          September 30,       September 30,   September 30,     September 30,
                                              2003               2003            2002              2002
                                          ------------       -------------   -------------     -------------
REVENUE
Rental                                     $1,990,738        $6,459,177       $2,029,549        $6,173,360
Interest                                        7,519            27,888           26,480            72,086
                                           ----------        ----------       ----------        ----------

TOTAL REVENUE                               1,998,257         6,487,065        2,056,029         6,245,446
                                           ----------        ----------       ----------        ----------


EXPENSES

Administrative and management                 229,543           621,761          208,321           615,368
Operating and maintenance                     377,406         1,050,280          395,069         1,071,945
Taxes and insurance                           373,185         1,145,324          355,240         1,046,855
Financial                                     413,596         1,287,958          453,698         1,355,341
Depreciation and amortization                 402,566         1,207,691          405,884         1,217,650
                                           ----------        ----------       ----------        ----------

TOTAL EXPENSES                              1,796,296         5,313,014        1,818,212         5,307,159
                                           ----------        ----------       ----------        ----------

NET EARNINGS                               $  201,961        $1,174,051       $  237,817        $  938,287
                                           ==========        ==========       ==========        ==========

NET EARNINGS ATTRIBUTABLE TO

   Limited partners                        $  199,941        $1,162,310       $  235,439        $  600,137
   General partners                             2,020            11,741            2,378           338,150
                                           ----------        ----------       ----------        ----------


                                           $  201,961        $1,174,051       $  237,817        $  938,287
                                           ==========        ==========       ==========        ==========

NET EARNINGSALLOCATED
   PER UNIT OF LIMITED
   PARTNERSHIP INTEREST                    $      .20        $     1.18       $      .24        $      .61
                                           ==========        ==========       ==========        ==========







               See notes to consolidated financial statements.

                      SECURED INCOME L.P. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (Unaudited)


                                                                              2003            2002
                                                                        --------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings                                                            $   1,174,051     $   938,287
Adjustments to reconcile net earnings to net cash provided
   by operating activities
    Depreciation and amortization                                           1,207,691       1,217,650
    Increase in restricted assets and funded reserves                        (585,081)       (200,193)
    Decrease in tenant security deposits                                        2,328          10,943
    Decrease (increase) in accounts receivable                                 19,501         (27,454)
    Decrease (increase) in prepaid expenses                                    (9,595)        109,295
    Increase (decrease) in accounts payable and accrued expenses             (129,163)        181,415
    Decrease in tenant security deposits payable                               (4,653)        (18,340)
    Decrease in due to general partners and affiliates                        (46,413)       (142,045)
                                                                        --------------    ------------

Net cash provided by operating activities                                   1,628,666       2,069,558
                                                                        --------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES

Distributions to partners                                                  (1,451,197)     (2,057,210)
Principal payments on mortgages                                              (397,017)       (341,042)
                                                                        --------------    ------------

Net cash used in financing activities                                      (1,848,214)     (2,398,252)
                                                                        --------------    ------------

Net decrease in cash and cash equivalents                                    (219,548)       (328,694)

Cash and cash equivalents at beginning of period                            4,269,304       4,831,075
                                                                        --------------    -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $   4,049,756     $ 4,502,381
                                                                        =============     ===========

SUPPLEMENTAL INFORMATION

Financial expenses paid                                                 $   1,299,367     $ 1,302,517
                                                                        =============     ===========




               See notes to consolidated financial statements.

                      SECURED INCOME L.P. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (Unaudited)


1. The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The results of operations are impacted significantly by the results of operations of the Carrollton and Columbia Partnerships, which is provided on an unaudited basis during interim periods. Accordingly, the accompanying consolidated financial statements are dependent on such unaudited information. In the opinion of the General Partners, the consolidated financial statements include all adjustments necessary to reflect fairly the results of the interim periods presented. All adjustments are of a normal recurring nature. No significant events have occurred subsequent to September 30, 2003 and no material contingencies exist which would require additional disclosure in the report under Regulation S-X, Rule 10-01 paragraph A-5.

   The results of operations for the nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the entire year.

2. Additional information, including the audited December 31, 2002 Consolidated Financial Statements and the Summary of Significant Accounting Policies, is included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2002 on file with the Securities and Exchange Commission.

                      SECURED INCOME L.P. AND SUBSIDIARIES


Item 2.  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations
         ---------------------

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

Cash and cash equivalents decreased by approximately $220,000 during the nine months ended September 30, 2003 as the result of cash generated from operations, offset by distributions to limited partners and the Columbia Partnership's distribution to its general partners of 2002 cash flows in excess of the 8% preferred return under the terms of the Columbia Partnership's partnership agreement. Mortgages payable decreased due to principal amortization of approximately $397,000. Property and equipment decreased by approximately $1,123,000 due to depreciation, while intangible assets decreased by approximately $85,000 due to amortization. Property and equipment and intangible assets are expected to decrease annually as the cost of these assets is allocated to future periods over their remaining estimated service lives. Accounts payable and accrued expenses decreased in the ordinary course of operations. Restricted assets and funded reserves increased, in part, as the result of the deposit of a lease breakage fee in connection with the Columbia Partnership (see discussion below under Results of Operations).

The Partnership made distributions of approximately $.40 per Unit on or about May 15, 2003 to Unit holders of record as of March 31, 2003 and on or about August 15, 2003 to Unit holders of record as of June 30, 2003, and anticipates making another distribution during November 2003 of approximately $.40 per Unit to Unit holders of record as of September 30, 2003. The Partnership made quarterly distributions to the limited partners in May, August and November 2002 and in March 2003 totaling $1,574,990, resulting primarily from operating cash flow generated by the Operating Partnerships. Such distributions represent an annualized return to the limited partners of approximately 8% for the year ended December 31, 2002. The Partnership intends to make quarterly distributions on an ongoing basis, subject to the operating results of the Operating Partnerships; the Operating Partnerships' results from operations is highly contingent upon the interest rates of the Columbia Partnership's low-floater mortgage and the strength of their respective rental markets. There can be no assurance that the Operating Partnerships will continue to generate cash flow sufficient to make quarterly distributions or that future distributions will be in any specific amounts. The events of September 11, 2001 have increased the risk that the operations of the Properties may be adversely impacted as a result of the effect of these events on the economy in general and because the Properties are located in New York City and near Washington, D.C.


Results of Operations

Nine Months Ended September 30, 2003
------------------------------------

During the nine months ended September 30, 2003, the Columbia Partnership and the Carrollton Partnership generated income from operating activities, before financial expenses, of approximately $2,855,000 and approximately $893,000, respectively. Mortgage principal payments during the period for the Columbia Partnership and the Carrollton Partnership were approximately $276,000 and approximately $121,000, respectively. After considering the respective mandatory mortgage principal payments and required deposits to mortgage escrows, among other things, the Complexes generated combined cash flow of approximately $2,014,000 during the nine months ended September 30, 2003. There can be no assurance that the level of cash flow generated by the Complexes during the nine months ended September 30, 2003 will continue in future periods.

                      SECURED INCOME L.P. AND SUBSIDIARIES


Item 2.  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations (continued)
         ---------------------------------

Results of operations for the nine months ended September 30, 2003 reflect improvement as compared to the nine months ended September 30, 2002. The increase in rental revenue for the nine months ended September 30, 2003, and the decrease in rental revenue for the three months ended September 30, 2003 relative to the nine months ended September 30, 2003, was primarily attributable to the receipt of approximately $221,000 in connection with one of the Columbia Partnership's commercial tenants breaking its lease in the second quarter of 2003. The termination fee represents approximately eighteen months of rent for such space. Under the terms of the Columbia Partnership's mortgages, the fee has been escrowed and will not be released until the earlier of the expiration of the original lease term or such time as the space is leased to another tenant. Any prospective tenant must be approved by the lender; the space has not been rented as of November 2003. The weighted average interest rate on the Columbia Partnership's first mortgage was approximately .97% for the first nine months of 2003 as compared to approximately 1.26% for the first nine months of 2002.

As of September 30, 2003, the occupancy of Fieldpointe Apartments (Carrollton) was approximately 90% and the occupancy of The Westmont (Columbia) was approximately 96% as to residential units and 88% as to commercial space (see discussion above). The future operating results of the Complexes will be extremely dependent on market conditions and therefore may be subject to significant volatility.

Nine Months Ended September 30, 2002
------------------------------------

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

        b. Reports on Form 8-K

           None

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized on the 14th day of November 2003.


                     SECURED INCOME L.P.

                     By:  Wilder Richman  Resources Corporation, General
                          Partner

                          By:  /s/Richard Paul Richman
                               -----------------------
                               Richard Paul Richman - Chief Executive Officer

                          By:  /s/Neal Ludeke
                               --------------------------------------
                               Neal Ludeke - Chief Financial Officer

                     By:  WRC-87A Corporation, General Partner

                          By:  /s/Richard Paul Richman
                               -----------------------------------------------
                               Richard Paul Richman - Executive Vice President

                          By:  /s/Neal Ludeke
                               -----------------------------------------
                               Neal Ludeke - Chief Financial Officer