Form 10-K
period 2003-12-31
SECURED INCOME L P
filed 2004-03-31
CIK 804217

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K
              (Mark One)

          [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934
              For fiscal year ended December 31, 2003
                                    -----------------

                                            OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from ______ to ______.

                                     0-17412
                                     -------
                            (Commission File Number)

                               Secured Income L.P.
                               -------------------
      (Exact name of registrant as specified in its governing instruments)

            Delaware                                         06-1185846
-----------------------------                         -----------------------
       (State or other                                    (I.R.S. Employer
 jurisdiction of organization)                           Identification No.)

Wilder Richman Resources Corporation
599 W. Putnam Avenue
Greenwich, Connecticut                                             06830
-------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)


Registrant's telephone number, including area code:             (203) 869-0900
                                                             ------------------

Securities registered pursuant to Section 12(b) of the Act:

       None
--------------------------
(Title of each Class)

Securities registered pursuant to Section 12(g) of the Act:

                      Units of Limited Partnership Interest
-------------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No
                                      --- ----

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

Documents incorporated by reference:

The Prospectus of the Registrant, dated March 5, 1987 as supplemented and filed pursuant to Rule 424(b) and (c) under the

Securities Act of 1933, is incorporated by reference into Parts I, II and III of this Annual Report on Form 10-K.

                                     PART I
                                     ------

Item 1   Business
         --------

General Development of Business
-------------------------------

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

Competition
-----------

Information regarding competition, general risks, tax risks and partnership risks is set forth under the heading "Risk Factors" at pages 37 through 48 of the Prospectus, which is incorporated herein by reference.

Compliance with Environmental Protection Provisions
---------------------------------------------------

Registrant is not aware of any non-compliance by the Operating Partnerships with respect to federal, state and local provisions regulating the discharge of material into the environment or otherwise relating to the protection of the environment, and is not aware of any condition that would have a material effect on the capital expenditures or competitive position of Registrant.

Employees of Registrant
-----------------------

Registrant employs no personnel and incurs no payroll costs. An affiliate of Wilder Richman Resources Corporation employs individuals who perform accounting, secretarial, transfer and other services on behalf of Registrant as are necessary in the ordinary course of business. Such individuals also perform similar services for other affiliates of Wilder Richman Resources Corporation.

Tax Reform Act of 1986, Revenue Act of 1987, Technical and Miscellaneous Revenue Act of 1988, Omnibus Budget Reconciliation Act of 1989, Omnibus Budget Reconciliation Act of 1990, Tax Extension Act of 1991, Omnibus Budget Reconciliation Act of 1993, Uruguay Round Agreements Act, Tax and Trade Relief Extension Act of 1998, Tax and Trade Relief Extension Act of 1999, Community Renewal Tax Relief Act of 2000, Economic Growth and Tax Relief Reconciliation Act of 2001, Job Creation and Worker Assistance Act of 2002 and Jobs and Growth Tax Relief Reconciliation Act of 2003 (collectively the "Tax Acts")

Registrant is organized as a limited partnership and is a "pass through" tax entity which does not, itself, pay federal income tax. However, the partners of Registrant who are subject to federal income tax may be affected by the Tax Acts. Registrant will consider the effect of certain aspects of the Tax Acts on the partners when making decisions regarding its investments. Registrant does not anticipate that the Tax Acts will currently have a material adverse impact on Registrant's business operations, capital resources and plans or liquidity.


Item 2   Properties
         ----------

The following table sets forth information regarding the Complexes owned by the Operating Partnerships as of December 31, 2003.
                                                              Number of
         Property                       Location            Dwelling Units
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

The mortgage financing of the Carrollton Partnership was financed from the sale of tax-exempt bonds pursuant to the terms of Section 103(b)(4)(a) of the Internal Revenue Code. The mortgage in the original amount of $10,494,100, bearing fixed 6.09% interest and maturing in February 2028, is insured by the United States Department of Housing and Urban Development ("HUD") under Section 221(d)(4) of the National Housing Act, as amended. Under the terms of the financing, 80% of the units are permitted market rate rents and 20% of the units are to be rented to people earning no more than the low or moderate income levels within the meaning of Section 103(b)(4)(a) of the Internal Revenue Code. The Fieldpointe Apartments occupancy rate was approximately 92% as of December 31, 2003.

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

The Columbia Partnership's mortgages were refinanced on June 7, 2000. The first mortgage, in the amount of $24.2 million, is subject to interest based on a variable low floater index with credit enhancement provided by the Federal Home Loan Mortgage Corporation ("Freddie Mac") and matures in July 2030. The second mortgage, in the amount of $8.55 million and payable to Freddie Mac, is subject to fixed interest at 8.07% and matures in July 2015. Under the terms of the refinancing, 20% of the residential units in The Westmont will be maintained for occupancy by low or moderate income tenants through July 2004. The Westmont's occupancy rate as of December 31, 2003 was approximately 96% as to residential dwelling units and approximately 88% as to commercial space (see Item 7 herein, Management's Discussion and Analysis of Financial Condition and Results of Operations, for further discussion).


As of December 31, 2003, the market rental rates of the Complexes were approximately as follows:


                         Fieldpointe              The
                         Apartments             Westmont
                       ---------------        ------------

     Monthly Rental Rates:
        Studio                              $1,750 - $2,265
        One-Bedroom      $745 - $770        $1,976 - $3,584
        Two-Bedroom      $815 - $905        $3,000 - $4,455
        Three-Bedroom   $995 - $1,055       $4,000 - $4,888


The low and moderate income rental rates as of December 31, 2003 for Fieldpointe Apartments fall within the ranges noted above. Such rates for The Westmont range from $705 to $1,104.

Further information regarding the Complexes and Registrant's interest therein is set forth under the heading Specified Investments at pages 30 through 36 of the Prospectus, and in the supplements to the Prospectus dated October 2, 1987 and March 29, 1988.


Item 3   Legal Proceedings
         -----------------

Registrant is not aware of any material legal proceedings.


Item 4   Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------
None.

                                     PART II
                                     -------

Item 5   Market for Registrant's Common Equity and Related Unit Matters
         --------------------------------------------------------------

Market
------

There is no developed public market for the purchase and sale of Units and Registrant does not anticipate that such a market will develop.

Holders
-------

As of December 31, 2003, there were approximately 971 record holders of Units (the "Limited Partners") holding an aggregate of 984,369 Units in the Partnership.

Distributions
-------------

The Agreement of Limited Partnership of Registrant (the "Partnership Agreement") provides that all Cash Available for Distribution (as defined therein) be distributed quarterly to the partners in specified proportions. Including a distribution made to the Unit holders in March 2004, the Partnership has made twelve consecutive quarterly distributions totaling $4,724,971, representing approximately $1.60 per Unit for each of the years ended December 31, 2003, 2002 and 2001. Prior to the Columbia Partnership's mortgage restructuring in 2000, the Columbia Partnership was prohibited from distributing cash flow from operations. See Item 7 herein, Management's Discussion and Analysis of Financial Condition and Results of Operations, for further discussion.


Item 6   Selected Financial Data
         -----------------------

The following table summarizes certain selected consolidated financial information concerning Registrant and should be read in conjunction with the consolidated financial statements and the related notes thereto:


                             Year Ended December 31,
                             -----------------------

                                    2003            2002            2001            2000           1999
                                 ---------      ------------   -------------   -------------   ------------

Total revenue                  $ 8,553,640      $ 8,437,933     $ 8,446,311     $ 8,138,955     $ 7,501,288
Net earnings (loss)                978,278        1,109,393       1,070,991        (167,210)*       121,017

Net earnings (loss) allocated
  per unit of limited
  partnership interest                 .98              .78               -               -               -

At year end:

  Total assets                  29,478,485       30,984,345      32,940,557      34,099,609      36,803,602

  Mortgages payable             40,830,762       41,365,120      41,833,655      43,321,643      33,479,624

*Includes extraordinary loss of $509,899 in connection with the write-off of unamortized mortgage costs. See Item 7 herein, Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 7   Management's Discussion and Analysis of Financial
         Condition and Results of Operations
         -------------------------------------------------

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

Although the Partnership generated cash from operations during the year ended December 31, 2003, cash and cash equivalents decreased by approximately $540,000, due in part to the Columbia Partnership's distribution to its general partners of 2002 cash flows in excess of the 8% preferred return under the terms of the Columbia Partnership's partnership agreement. Mortgages payable decreased due to principal amortization of approximately $534,000. Property and equipment decreased by approximately $1,427,000 due to depreciation of approximately $1,502,000, partially offset by capital improvements of approximately $75,000, while intangible assets decreased by approximately $118,000 due to amortization. Property and equipment and intangible assets are expected to decrease annually as the cost of these assets is allocated to future periods over their remaining estimated service lives. Prepaid expenses increased in the ordinary course of operations. Restricted assets and funded reserves increased, in part, as the result of the deposit of a lease breakage fee of approximately $221,000 in connection with the Columbia Partnership (see discussion below under Results of Operations). Due to related parties decreased primarily as a result of the payment of accrued amounts due to an affiliate of the General Partners.

The Partnership made quarterly distributions to the limited partners in May, August and November 2003 and in March 2004 totaling $1,574,990, resulting primarily from operating cash flow generated by the Operating Partnerships. Such distributions represent an annualized return to the limited partners of approximately 8% for the year ended December 31, 2003. The Partnership intends to make quarterly distributions on an ongoing basis, subject to the operating results of the Operating Partnerships, which are highly contingent upon the interest rates of the Columbia Partnership's low-floater mortgage and the strength of their respective rental markets. Accordingly, there can be no assurance that the Operating Partnerships will continue to generate cash flow sufficient to make quarterly distributions or that future distributions will be in any specific amounts. The events of September 11, 2001 have increased the risk that the operations of the Properties may be adversely impacted as a result of the effect of these events on the economy in general and because the Properties are located in New York City and near Washington, D.C.


Results of Operations

Year Ended December 31, 2003
----------------------------

During 2003, the Columbia Partnership and the Carrollton Partnership generated income from operating activities, before financial expenses, of approximately $3,356,000 and approximately $1,100,000, respectively. Mortgage principal payments during 2003 for the Columbia Partnership and the Carrollton Partnership were approximately $371,000 and approximately $163,000, respectively. After considering the respective mandatory mortgage principal payments and required deposits to restricted reserves, among other things, the Complexes generated combined cash flow of approximately $2,057,000 during 2003. However, there can be no assurance that the level of cash flow generated by the Complexes in 2003 will continue in future years.

Results of operations for the year ended December 31, 2003 reflect a decline as compared to the year ended December 31, 2002. Rental revenue in 2003 includes approximately $221,000 in connection with one of the Columbia Partnership's commercial tenants breaking its lease in the second quarter of 2003. The termination fee represents approximately eighteen months of rent for such space. Under the terms of the Columbia Partnership's mortgages, the fee has been escrowed and will not be released until the earlier of the expiration of the original lease term or such time as the space is leased to another tenant. Any prospective tenant must be approved by the lender; the space has not been rented as of March 2004. As was the case in 2002, the events of September 11, 2001 and the resulting impact on the Manhattan economy have led to a decrease in average rent escalations upon lease renewals as compared to prior years, as well as an increase in concessions. Columbia management reports that aggressive marketing strategies (which include rental concessions) continue to be employed in an effort to maintain high occupancy levels. The Columbia Partnership's real estate taxes increased by approximately $223,000 in 2003 as compared to 2002, while the property insurance incurred by the Operating Partnerships has increased by approximately $32,000 combined. However Columbia management has reported that a 2004 real estate tax appeal was successful and the Columbia Partnership will receive a refund of 2003 real estate taxes of approximately $170,000, which amount is net of legal fees incurred in connection with the appeal. As part of the appeal, the assessed value of the apartment complex was reduced. Financial expenses decreased primarily as a result of a decrease in the weighted average interest rate on the Columbia Partnership's first mortgage from approximately 1.31% in 2002 to approximately .99% in 2003.

As of December 31, 2003, the occupancy of Fieldpointe Apartments was approximately 92% and the occupancy of The Westmont was approximately 96% as to residential units and approximately 88% as to commercial space (see discussion above). The future operating results of the Complexes will be extremely dependent on market conditions and therefore may be subject to significant volatility.

Year Ended December 31, 2002
----------------------------

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

Results of operations for the year ended December 31, 2002 were comparable to the year ended December 31, 2001. Rental revenue was flat in 2002 as compared to 2001, primarily as a result of excessive residential vacancies experienced by the Columbia Partnership resulting from lease expirations in July and August of 2002, many of which were not renewed. The events of September 11, 2001 and the resulting impact on the Manhattan economy led to an increase in vacancies and a decrease in average rent escalations upon lease renewals as compared to the prior year, as well as an increase in concessions. Columbia management reported that aggressive marketing strategies (which included rental concessions) continued to be employed in an effort to maintain high occupancy levels; management further reported that there were only 2 vacant units as of December 31, 2002. Financial expenses decreased primarily as a result of a decrease in the weighted average interest rate on the Columbia Partnership's first mortgage from approximately 2.46% in 2001 to approximately 1.31% in 2002. As of December 31, 2002, the occupancy of Fieldpointe Apartments was approximately 93% and the occupancy of The Westmont was approximately 99% as to residential units and 100% as to commercial space.

Year Ended December 31, 2001
----------------------------

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

Results of operations improved in 2001 as compared to 2000. Financial expenses decreased primarily as a result of a decrease in the weighted average interest rate on the Columbia Partnership's first mortgage from approximately 3.95% in 2000 to approximately 2.46% in 2001. The write-off of unamortized financing costs of $509,899 in connection with the refinancing of the Columbia Partnership's mortgages (the "Refinancing") occurred in 2000. As of December 31, 2001, the occupancy of Fieldpointe Apartments was approximately 97% and the occupancy of The Westmont was approximately 98% as to residential units and 100% as to commercial space.

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

Recent Accounting Pronouncements

In November 2002, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45"). FIN 45 requires disclosure of off-balance sheet transactions, arrangements, obligations, guarantees or other relationships with unconsolidated entities or other persons that have, or are reasonably likely to have, a material effect on its financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. The adoption of the accounting provisions of FIN 45 did not have a material effect on the Partnership's consolidated financial statements or disclosures.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN 46 requires disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. FIN 46 is effective immediately for variable interest entities created after January 31, 2003, and for variable interest entities in which an enterprise obtains an interest after that date. In October 2003, the FASB deferred to the fourth quarter of 2003 from the third quarter the implementation date of FIN 46 with respect to variable interest entities in which a variable interest was acquired before February 1, 2003. In December 2003, the FASB approved various amendments to FIN 46 and released a revised version of FIN 46 (FIN 46-R). In addition, the FASB extended the effective date until the first reporting period ending after March 15, 2004 for variable interest entities which are not special purpose entities. The adoption of FIN 46 and FIN 46R will not have a material effect on the Partnership's consolidated financial statements.


Item 7A     Quantitative and Qualitative Disclosures about Market Risk
            ----------------------------------------------------------

The Partnership has market risk sensitivity with regard to financial instruments concerning potential interest rate fluctuations in connection with the low floater rates associated with the Columbia Partnership's first mortgage. Accordingly, a fluctuation in the low-floater interest rates of .25% would have a $60,500 annualized impact on the Partnership's results of operations.


Item 8      Financial Statements and Supplementary Data
            -------------------------------------------

Set forth in the financial statements listed on page F-2 is the financial information required in response to Item 8. Such financial statements and schedules appear on pages F-1 to F-16 and are incorporated herein by reference.


Item 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
            ---------------------------------------------------------------

None.

                                    PART III
                                    --------

Item 10  Directors and Executive Officers of the Registrant
         --------------------------------------------------

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


                             The WRC General Partner
                             -----------------------

The directors and certain officers of the WRC General Partner are set forth below:


      Name                      Age     Office
      ----                      ---     ------

      Richard Paul Richman      56      President and Director

      Robert H. Wilder, Jr.     58      Executive Vice President and Director

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

                            The AIMCO General Partner
                            -------------------------

Certain officers of Real Estate Equity Partners Inc. are set forth below.


      Name                  Age     Office
      ----                  ---     ------

      Terry Considine       56      Chairman of the Board of Directors &
                                     Chief Executive Officer

      Peter K. Kompaniez    59      Vice Chairman of the Board of Directors &
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

Peter K. Kompaniez has been Vice Chairman of the Board of Directors of AIMCO since July 1994 and was appointed President in July 1997. Effective April 1, 2004, Mr. Kompaniez will no longer serve as President of AIMCO but will remain in his same capacity with Real Estate Equity Partners, Inc. Mr. Kompaniez graduated from Yale University with a Bachelor of Arts degree in 1966 and from the University of California with a Juris Doctor degree in 1969. Mr. Kompaniez has also served as Chief Operating Officer of NHP Incorporated, which was acquired by AIMCO in December 1997. From 1986 to 1993, he served as President and Chief Executive Officer of Heron Financial Corporation ("HFC"), a United States holding company for Heron International N.V.'s real estate and related assets. While at HFC, Mr. Kompaniez administered the acquisition, development and disposition of approximately 8,150 apartment units (including 6,217 units that have been acquired by AIMCO) and 3.1 million square feet of commercial real estate.


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


Item 11  Executive Compensation
         ----------------------

The Partnership is not required to pay the officers, directors or partners of the General Partners any direct compensation and no such compensation was paid during the fiscal year ended December 31, 2003.

Item 12  Security Ownership of Certain Beneficial Owners and Management
         --------------------------------------------------------------

     a) As of December 31, 2003, no person or entity, other than the General Partners discussed below, was known by the Partnership to be the beneficial owner of more than five percent of the Units.

     b) Security ownership by the General Partners is as follows:


                                                                  Percentage of
                                                     Amount and    Outstanding
                                                      Nature of      General
                                                     Beneficial     Partners'
 Title of Class          Name of Beneficial Owner    Ownership      Interest*
----------------------   -----------------------     ----------   -------------
   General               Real Estate Equity           $3.33           33.3%
   Partners'              Partners L.P.
   Interest in
   Secured Income L.P.   Wilder Richman               $3.33           33.3%
                          Resources Corporation

                         WRC-87A Corporation          $3.34           33.4%

   *General Partners as a class have a 1% interest in all profits, losses and distributions of the Partnership.

     West Putnam Housing Partners II LLC, an affiliate of Wilder Richman Resources Corporation, WRC 87-A Corporation and certain of the Carrollton and Columbia Operating General Partners, owns 186,217 Units, representing approximately 18.9% of the outstanding Units of limited partnership interest. In addition, West Putnam Housing Partners LLC, the sole managing member of West Putnam Housing Partners II LLC, owns 43,211 Units, or approximately 4.4% of the outstanding Units.

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


Item 13  Certain Relationships and Related Transactions with Management
         --------------------------------------------------------------

The General Partners and their affiliates are entitled to receive certain compensation, fees and reimbursements of expenses. The Partnership incurred $98,437 in connection with investor services payable to an affiliate of the General Partners for the year ended December 31, 2003. Information regarding such compensation is set forth under the heading "Compensation And Fees To General Partners And Affiliates" at pages 13 through 19 of the Prospectus, which is incorporated herein by reference.

The financial interests in Registrant of the General Partners and Special Limited Partner are set forth under the heading "Profits, Losses and Distributions" at pages 64 through 67 of the Prospectus, which is incorporated herein by reference.

The taxable income generated by Registrant during the year ended December 31, 2003 allocated to each of the General Partners was approximately $4,100.

Transactions with Affiliates of Management
------------------------------------------

WRMC, Inc. ("WRMC"), an affiliate of certain General Partners, was the managing agent of Fieldpointe Apartments in 2003. In connection with these services, WRMC earned management and reporting fees of $110,492 in 2003.

LaMere Associates, Inc. ("LaMere"), an affiliate of certain General Partners, was paid premiums in connection with certain insurance coverage provided to Fieldpointe Apartments in 2003. In connection with such insurance coverage, Carrollton incurred $87,411 in premiums for the year ended December 31, 2003.

Indebtedness of Management
--------------------------

No officer or director of the General Partners or any affiliate of the foregoing was indebted to Registrant at any time during the fiscal year ended December 31, 2003.


Item 14  Controls and Procedures
         -----------------------

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

                                     PART IV
                                     -------

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

     10(T) Columbia Partnership Multifamily Note (Multistate) dated as of June
           1, 2000.

     (24) Power of Attorney, incorporated by reference to Exhibit 25 of Form S-11.

     (27)  Financial Data Schedule.

     (28) Market Analysis dated February 1, 1985 of REDE Associates, incorporated by reference to Exhibit 28 of Form S-11.

   (31.1)  Rule 13a-14/15d-14(a) Certification of Chief Executive Officer.

   (31.2)  Rule 13a-14/15d-14(a) Certification of Chief Financial Officer.

   (32.1)  Section 1350 Certification of Chief Executive Officer.

   (32.2)  Section 1350 Certification of Chief Financial Officer.


Other Exhibits

(b) Reports on form 8-K
    -------------------

None

                                   SIGNATURES
                                   ----------


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized on the 31st day of March 2004.


                     SECURED INCOME L.P.

                     By:  Wilder Richman Resources Corporation, General Partner

                          By:  /s/Richard Paul Richman
                               ----------------------------------------------
                               Richard Paul Richman - Chief Executive Officer

                          By:  /s/Neal Ludeke
                               -------------------------------------------
                               Neal Ludeke - Chief Financial Officer


                     By:  WRC-87A Corporation, General Partner

                          By:  /s/Richard Paul Richman
                               -----------------------------------------------
                               Richard Paul Richman - Executive Vice President

                          By:  /s/Neal Ludeke
                               --------------------------------------------
                               Neal Ludeke - Chief Financial Officer

                      CONSOLIDATED FINANCIAL STATEMENTS AND
                          INDEPENDENT AUDITORS' REPORT

                      SECURED INCOME L.P. AND SUBSIDIARIES

                        DECEMBER 31, 2003, 2002 AND 2001

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


   Consolidated Statements of Operations                         F-5


   Consolidated Statements of Partners' Deficit                  F-6


   Consolidated Statements of Cash Flows                         F-7


   Notes to Consolidated Financial Statements                    F-8

                          INDEPENDENT AUDITORS' REPORT



      To the Partners
      Secured Income L.P.

            We have audited the consolidated balance sheets of Secured Income L.P. and Subsidiaries as of December 31, 2003 and 2002 and the related consolidated statements of operations, partners' deficit and cash flows for each of the three years in the period ended December 31, 2003. These consolidated financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

            In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Secured Income L.P. and Subsidiaries as of December 31, 2003 and 2002 and the results of their operations, changes in their partners' deficit and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.




                                          By: /s/ Reznick Fedder & Silverman
                                              ------------------------------


      Bethesda, Maryland
      March 24, 2004

                      SECURED INCOME L.P. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2003 AND 2002



                                                           Notes            2003            2002
                                                        ----------    --------------   ---------------
ASSETS
Property and equipment, net of accumulated
  depreciation                                              2,5       $  21,212,956    $  22,640,134
Cash and cash equivalents                                   8,9           3,729,130        4,269,304
Restricted assets and funded reserves                       4,5,9           992,446          587,843
Tenant security deposits                                                    575,179          573,903
Interest and accounts receivable                              9              48,711           44,846
Prepaid expenses                                                            924,520          754,920
Intangible assets, net of accumulated amortization            3           1,995,543        2,113,395
                                                                      -------------    -------------

                                                                      $  29,478,485    $  30,984,345
                                                                      =============    =============
LIABILITIES AND PARTNERS' DEFICIT

Liabilities

  Mortgages payable                                         5,8       $  40,830,762    $  41,365,120
   Accounts payable and accrued expenses                                    361,704          331,678
   Tenant security deposits payable                                         565,641          569,931
   Due to general partners and affiliates                    6               57,965          172,305
  Deferred revenue                                                           80,690           92,644
                                                                      -------------    -------------

                                                                         41,896,762       42,531,678
                                                                      =============    =============


Commitments and contingencies                              5,6,8

Partners' deficit                                            7

  Limited partners (984,369 units
    issued and outstanding)                                             (10,812,676)     (10,206,181)
  General partners                                                       (1,605,601)      (1,341,152)
                                                                      -------------    -------------

                                                                        (12,418,277)     (11,547,333)
                                                                      -------------    -------------

                                                                      $  29,478,485    $  30,984,345
                                                                      =============    =============


                 See notes to consolidated financial statements.

                      SECURED INCOME L.P. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001



                                           Notes              2003                2002               2001
                                        ----------      ----------------    ---------------    ---------------
REVENUE
Rental                                                   $  8,352,541         $ 8,230,293       $ 8,228,292
Interest                                                       37,303              74,436           130,009
Other                                                         133,796             133,204            88,010
                                                         ------------         -----------       -----------
TOTAL REVENUE                                               8,553,640           8,437,933         8,446,311
                                                         ------------         -----------       -----------


EXPENSES

Administration and management                6                945,204             959,981           811,018
Operating and maintenance                                   1,542,487           1,453,731         1,385,136
Taxes and insurance                                         1,750,931           1,468,463         1,356,038
Financial                                   5,6             1,716,465           1,817,537         2,177,130
Depreciation and amortization               2,3             1,620,275           1,628,828         1,645,998
                                                         ------------         -----------       -----------


TOTAL EXPENSES                                              7,575,362           7,328,540         7,375,320
                                                         ------------         -----------       -----------

NET EARNINGS                                             $    978,278         $ 1,109,393       $ 1,070,991
                                                         ============         ===========       ===========

NET EARNINGS ATTRIBUTABLE TO

  General partners                           7           $      9,783         $   339,861       $ 1,070,991
  Limited partners                           7                968,495             769,532                -
                                                         ------------         -----------       -----------

                                                         $    978,278         $ 1,109,393       $ 1,070,991
                                                         ============         ===========       ===========

NET EARNINGS ALLOCATED PER UNIT
   OF LIMITED PARTNERSHIP
   INTEREST                                  7           $        .98         $       .78       $        -
                                                         ============         ===========       ===========


Weighted number of units outstanding                          984,369             984,369           984,369
                                                         ============         ===========       ===========


               See notes to consolidated financial statements.

                      SECURED INCOME L.P. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF PARTNERS' DEFICIT
                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001



                                                                 Limited              General
                                                Total            partners             partners
                                          ---------------    ---------------     -----------------
Partners' deficit, December 31, 2000       $  (9,992,116)    $  (8,219,480)      $  (1,772,636)

Distributions to partners                     (1,194,808)       (1,181,243)            (13,565)

Net earnings                                   1,070,991                -            1,070,991
                                           -------------     -------------       -------------

Partners' deficit, December 31, 2001         (10,115,933)       (9,400,723)           (715,210)

Distributions to partners                     (2,540,793)       (1,574,990)           (965,803)

Net earnings                                   1,109,393           769,532             339,861
                                           -------------     -------------        ------------

Partners' deficit, December 31, 2002         (11,547,333)      (10,206,181)         (1,341,152)

Distributions to partners                     (1,849,222)       (1,574,990)           (274,232)

Net earnings                                     978,278           968,495               9,783
                                           -------------     -------------        ------------

Partners' deficit, December 31, 2003       $ (12,418,277)    $ (10,812,676)      $  (1,605,601)
                                           =============     =============       =============




                 See notes to consolidated financial statements.

                      SECURED INCOME L.P. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                                              2003             2002               2001
                                                         -------------   ---------------    ----------------

 CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings                                             $   978,278     $   1,109,393     $   1,070,991

Adjustments to reconcile net earnings to net cash
   provided by operating activities
     Depreciation and amortization                         1,620,275         1,628,828         1,645,998
     Decrease (increase) in restricted assets
      and funded reserves                                   (404,603)          (68,874)           12,637
     Decrease (increase) in tenant security deposits          (1,276)          (17,191)            8,942
     Decrease (increase) in accounts receivable               (3,865)           (7,353)           49,910
     Increase in prepaid expenses                           (169,600)         (125,299)             (802)
     Increase (decrease) in accounts payable
      and accrued expenses                                    14,029           130,693          (115,260)
     Increase (decrease) in tenant security
      deposits payable                                        (4,290)           14,305            20,058
     Decrease in due to general partners
      and affiliates                                        (114,340)         (122,283)         (104,589)
     Decrease in deferred revenue                            (11,954)          (11,954)          (11,954)
                                                         -----------     -------------     -------------

Net cash provided by operating activities                  1,902,654         2,530,265         2,575,931
                                                         -----------     -------------     -------------

CASH FLOWS FROM INVESTING ACTIVITIES

Capital expenditures                                         (59,248)          (18,070)         (194,463)
                                                         -----------     -------------     -------------

Net cash used in investing activities                        (59,248)          (18,070)         (194,463)
                                                         -----------     -------------     -------------

 CASH FLOWS FROM FINANCING ACTIVITIES

Mortgage principal payments                                 (534,358)         (468,535)         (487,988)
Distributions to partners                                 (1,849,222)       (2,540,793)       (1,194,808)
Repayment of general partner advances                                          (64,638)         (188,056)
                                                         -----------     -------------     -------------

Net cash used in financing activities                     (2,383,580)       (3,073,966)       (1,870,852)
                                                         -----------     -------------     -------------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                         (540,174)         (561,771)          510,616

Cash and cash equivalents at beginning of year             4,269,304         4,831,075         4,320,459
                                                         -----------     -------------     -------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                 $ 3,729,130       $ 4,269,304       $ 4,831,075
                                                         ===========       ===========       ===========

SUPPLEMENTAL INFORMATION

Financial expenses paid                                  $ 1,718,962       $ 1,765,649       $ 2,235,928
                                                         ===========       ===========       ===========



                 See notes to consolidated financial statements.

                      SECURED INCOME L.P. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2003, 2002 AND 2001


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

Carrollton X Associates Limited Partnership ("Carrollton") was organized under the laws of the District of Columbia on December 18, 1985 for the purpose of constructing and operating a residential rental apartment complex and related facilities under Section 221(d) 4 of the National Housing Act. The Partnership acquired a 98.9% limited partner interest in Carrollton in October 1987. The complex consists of 252 units located in Frederick, Maryland and operates under the name of Fieldpointe Apartments.

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

Principles of Consolidation
---------------------------

The consolidated financial statements include the assets, liabilities and results of operations that relate to the business of the Partnership, Carrollton and Columbia. All significant inter-partnership balances and transactions have been eliminated in consolidation.

Use of Estimates
----------------

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

Property, Equipment and Depreciation
------------------------------------

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

Other Assets and Amortization
-----------------------------

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

                        DECEMBER 31, 2003, 2002 AND 2001


Note 1 - Organization and Summary of Significant Accounting Policies (continued)

Impairment of Long-Lived Assets
-------------------------------

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

Deferred Revenue
----------------

Deferred revenue consists of a fee received by Columbia for the extension of a parking garage lease that expires September 30, 2011. Such fee is being accreted to revenue over the lease term.

Leases
------

Tenant leases are treated as operating leases. Rental revenue is reported when earned and expenses are charged to operations as incurred.

Income Taxes
------------

No provision or benefit for income taxes has been included in these financial statements since taxable income or loss passes through to, and is reportable by, the partners individually.

Cash and Cash Equivalents
-------------------------

The Partnership considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents.

Net Loss per Unit of Limited Partnership Interest
-------------------------------------------------

Net loss per unit of limited partnership interest is calculated based upon the weighted average number of units outstanding, 984,369 for each of the years 2003, 2002 and 2001. Losses are allocated to limited partners until such time as the limited partners' equity reaches zero as a result of loss allocations.

Recent Accounting Pronouncements
--------------------------------

In November 2002, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45"). FIN 45 requires disclosure of off-balance sheet transactions, arrangements, obligations, guarantees or other relationships with unconsolidated entities or other persons that have, or are reasonably likely to have, a material effect on its financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. The adoption of the accounting provisions of FIN 45 did not have a material effect on the Partnership's consolidated financial statements or disclosures.

                      SECURED INCOME L.P. AND SUBSIDIARIES

                        DECEMBER 31, 2003, 2002 AND 2001


Note 1 - Organization and Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements (continued)
--------------------------------------------

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN 46 requires disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. FIN 46 is effective immediately for variable interest entities created after January 31, 2003, and for variable interest entities in which an enterprise obtains an interest after that date. In October 2003, the FASB deferred to the fourth quarter of 2003 from the third quarter the implementation date of FIN 46 with respect to variable interest entities in which a variable interest was acquired before February 1, 2003. In December 2003, the FASB approved various amendments to FIN 46 and released a revised version of FIN 46 (FIN 46-R). In addition, the FASB extended the effective date until the first reporting period ending after March 15, 2004 for variable interest entities which are not special purpose entities. The adoption of FIN 46 and FIN 46R will not have a material effect on the Partnership's consolidated financial statements.


Note 2 - Property and Equipment

Property and equipment as of December 31, 2003 and 2002 are summarized as follows:

                                                    2003                2002
                                             ---------------    ---------------

      Land                                   $   6,057,940       $   6,057,940
      Buildings and improvements                37,123,205          37,070,740
      Furniture and equipment                    1,643,607           1,620,827
                                             -------------       -------------

                                                44,824,752          44,749,507
      Less accumulated depreciation             23,611,796          22,109,373
                                            --------------       -------------

                                              $ 21,212,956        $ 22,640,134
                                              ============        ============

Depreciation for the years 2003, 2002 and 2001 was $1,502,423, $1,510,976 and
$1,527,753 respectively.


Note 3 - Intangible Assets

Intangible assets as of December 31, 2003 and 2002 are summarized as follows:

                                                   2003                2002
                                             --------------      --------------

      Acquisition fees                        $    787,495        $    787,495
      Mortgage costs                             2,159,285           2,159,285
      Leasing costs                                269,265             269,265
                                             -------------        ------------

                                                 3,216,045           3,216,045
      Less accumulated amortization              1,220,502           1,102,650
                                              ------------        ------------

                                               $ 1,995,543         $ 2,113,395
                                               ===========         ===========


Amortization for the years 2003, 2002 and 2001 was $117,852, $117,852 and $118,245, respectively.

                      SECURED INCOME L.P. AND SUBSIDIARIES

                        DECEMBER 31, 2003, 2002 AND 2001

Note 4 - Restricted Assets and Funded Reserves

Restricted assets and funded reserves (see Note 5) as of December 31, 2003 and 2002 are summarized as follows:

                                                  2003                2002
                                             --------------      --------------


       Escrows held by mortgage lenders        $   871,915         $   500,297
       Interest rate cap account                   120,531              87,546
                                             -------------       -------------

                                               $   992,446         $   587,843
                                               ===========         ===========

Note 5 - Mortgages Payable

Carrollton
----------

Carrollton is obligated under the terms of a note in the original amount of $10,494,100, which note was financed through tax exempt revenue bonds issued by the City of Frederick, Maryland ("Frederick") and is insured by the United States Department of Housing and Urban Development ("HUD"). The note bears interest at 6.09% with monthly payments of principal and interest of $60,900 due through maturity in February 2028. The note is collateralized by the underlying value of the real estate plus other amounts on deposit with the lender. Pursuant to agreements, Carrollton is required to make monthly escrow deposits for taxes, insurance and replacement of project assets, and is subject to restrictions as to operating policies, rental charges, operating expenditures and distributions to partners. The balance of the mortgage payable at December 31, 2003 and 2002 is $9,235,577 and $9,398,513, respectively.

Columbia
--------

Columbia is obligated under the terms of two mortgages for which the Federal Home Loan Mortgage Corporation ("Freddie Mac") is the credit enhancer. Credit enhancement was provided for $24.2 million in tax exempt bonds (the "First Mortgage") and an $8.55 million conventional mortgage (the "Second Mortgage") payable to Freddie Mac. The First Mortgage matures in July 2030 and requires monthly payments of interest only until the maturity of the Second Mortgage (see below). After such maturity, a monthly principal reserve fund deposit will be required in an amount to be determined at that time. The interest rate is based on a weekly variable low floater index, with a weighted average of approximately ..99% in 2003, approximately 1.31% in 2002 and approximately 2.46% in 2001. In connection with the First Mortgage, the Columbia Partnership purchased an interest rate cap, such that the rate cannot exceed 6.54% through June 1, 2005. In addition to the interest, monthly payments totaling approximately $22,000 are required, which payments include the credit enhancement fee and approximately $2,300 that is deposited to an escrow for the purchase of a future interest rate cap. The Second Mortgage bears interest at 8.07% and requires monthly principal and interest payments of $82,054 through maturity in July 2015. The balance of the First Mortgage as of December 31, 2003 and 2002 is $24,200,000. The balance of the Second Mortgage as of December 31, 2003 and 2002 is $7,395,185 and $7,766,607, respectively.

Aggregate annual mandatory maturities on the Carrollton and Columbia Mortgages as of December 31, 2003 are as follows:


                      2004              $      575,672
                      2005                     620,228
                      2006                     668,288
                      2007                     720,129
                      2008                     776,052
                   Thereafter               37,470,393
                                         -------------

                                          $ 40,830,762
                                          ============

The carrying amount of the mortgages approximates fair value.

                      SECURED INCOME L.P. AND SUBSIDIARIES

                        DECEMBER 31, 2003, 2002 AND 2001


Note 6 - Related Party Transactions

Due to general partners and affiliates as of December 31, 2003 and 2002 consists of cash advances and other payables as follows:

                                                      2003            2002
                                                 -------------   -------------


      Columbia affiliates                        $     13,708    $    20,336
      WRMC, Inc.                                                       7,712
      WRC-87A Corporation                              44,257        144,257
                                                 ------------    ------------

                                                 $     57,965    $   172,305
                                                 ============    ===========

The management agent for Fieldpointe Apartments for the years ended December 31, 2003 and 2002 was WRMC, Inc., an affiliate of two of the general partners and one of the Carrollton general partners. During the year ended December 31, 2001, Fieldpointe Apartments was managed by Wilder Richman Management Corporation ("Wilder Richman"), another affiliate of two of the general partners and one of the Carrollton general partners. During each of the three years ended December 31, 2003, the management agent was entitled to property management fees equal to 4% of residential income collected. In addition, the management agent was entitled to a reporting fee of $5 per unit per month for bookkeeping and reporting services. The maximum annual management and reporting fees may not exceed 5% of gross collections. Such fees of $110,492, $110,024 and $91,189 were charged to operations during 2003, 2002 and 2001, respectively. Accrued management and reporting fees as of December 31, 2002 were $7,712.

The management agent for The Westmont is an affiliate of one of the Columbia general partners and received property management fees calculated at 3% of rental income for each of the three years ended December 31, 2003. The charges to operations amounted to $180,084, $175,225 and $180,317 during 2003, 2002 and 2001, respectively. As of December 31, 2003 and 2002, accrued management fees and other expenses paid on behalf of Columbia were $13,708 and $20,336, respectively. As of December 31, 2000, $56,016 was due from the management agent, which amount was repaid during 2001.

An affiliate of two of the general partners provides investor services for which it receives an amount equal to .5% of the gross proceeds from the offering of Partnership units, which amount is $98,437 per year. The Partnership paid the affiliate $198,437, $218,455 and $211,532 during 2003, 2002 and 2001, respectively, which includes amounts incurred and recorded in prior years.

A shareholder of two of the general partners provided debt financing for the capitalization of LaMere Associates, Inc. ("LaMere"). In connection with such debt financing, the shareholder received 20% of the stock of LaMere. LaMere was paid premiums in connection with property, workers compensation, liability and umbrella insurance coverage provided to Carrollton. In connection with such insurance coverage, Carrollton incurred $87,411, $65,392 and $38,452 in premiums for the years ended December 31, 2003, 2002 and 2001, respectively.

                      SECURED INCOME L.P. AND SUBSIDIARIES

                        DECEMBER 31, 2003, 2002 AND 2001


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


Note 7 - Partners' Deficit

Partnership Allocation
----------------------

Profits and losses of the Partnership are allocated 1% and 99% to the general partners and limited partners, respectively, until such time as the limited partners' capital reaches zero as a result of loss allocations, after which all losses are allocated to the general partners.

Partnership Distributions
-------------------------

In accordance with the respective partnership agreements, to the extent that Carrollton and Columbia generate net operating cash flow in any year at a level sufficient, when distributed to the Partnership, to enable the Partnership to satisfy the allocable portion of the limited partners' 8% preferred return for such year without utilizing amounts generated from guaranteed investment contracts (the last of which matured in January 1998), the excess amounts generated from the guaranteed investment contracts would be paid or distributed to the general partners of Carrollton and/or Columbia, whichever generate(s) such level(s) of operating cash flow. No such excess distributions were generated during the term of the guaranteed investment contract periods. Including a distribution made to the Unit holders in March 2004, the Partnership has made twelve consecutive quarterly distributions totaling $4,724,971, representing approximately $1.60 per Unit for each of the years ended December 31, 2003, 2002 and 2001.


Note 8 - Commitments and Contingencies

Lender Restrictions and Requirements
------------------------------------

Carrollton and Columbia are subject to various financing requirements and restrictions, including (i) the rental of not less than 20% of the dwelling units to individuals or families who qualify as low or moderate income tenants;
(ii) restrictions on the sale of the apartment complexes; and (iii) restrictions on the amount of cash flow which may be distributed to the partners.

Concentration of Credit Risk
----------------------------

As of December 31, 2003, the Partnership has $1,973,004 in cash and cash equivalents which are deposited in interest-bearing accounts with an institution which is not insured by the Federal Deposit Insurance Corporation ("FDIC"). As of December 31, 2003, Carrollton has $461,953 in excess of FDIC insurance limits at two banks.

                      SECURED INCOME L.P. AND SUBSIDIARIES

                        DECEMBER 31, 2003, 2002 AND 2001


Note 8 - Commitments and Contingencies (continued)

Long-term Leases
----------------

The commercial space and parking garage at Columbia are leased to tenants under the terms of noncancellable operating leases expiring on various dates through 2011. Future minimum rental payments as of December 31, 2002 are as follows:

                             2004              $    690,000
                             2005                   704,000
                             2006                   722,000
                             2007                   750,000
                             2008                   709,000
                         Thereafter               1,981,000
                                               ------------

                                                $ 5,556,000
                                               ============

Income recognized under the garage and commercial space for the years 2003, 2002 and 2001 was $983,881, $834,518 and $798,699, respectively.


Note 9 - Fair Value of Financial Instruments

The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." The estimated fair value of amounts has been determined using available market information, assumptions, estimates and valuation methodologies.

Cash and Cash Equivalents and Restricted Assets and Funded Reserves
-------------------------------------------------------------------

The carrying amount approximates fair value.

Accounts Receivable
-------------------

The carrying amount approximates fair value due to the short-term nature of the receivable.

The estimated fair values of the Partnership's financial instruments as of December 31, 2003 and 2002 are disclosed elsewhere in the financial statements.

                      SECURED INCOME L.P. AND SUBSIDIARIES

                        DECEMBER 31, 2003, 2002 AND 2001


Note 10 - Reconciliation of Taxable Income and Bases of Assets

A reconciliation of the financial statement net earnings to the income tax income of the Partnership for each of the years ended December 31, 2003, 2002 and 2001 is as follows:

                                                           2003               2002              2001
                                                     --------------     ---------------  -----------------

Financial statement net earnings                     $   978,278        $   1,109,393     $   1,070,991

Excess depreciation for income tax purposes
  based on estimated useful life                         (86,148)             (89,870)         (160,902)

Excess depreciation for financial reporting
  purposes due to purchase accounting treatment,
  net of excess tax depreciation resulting from
  a step-up in basis                                     329,753             297,939            260,894

Deferred revenue                                         (11,954)            (11,954)           (11,954)

Payment of related party expense items not
  deductible until paid for tax purposes
  under Internal Revenue Code Section 267                (92,589)           (104,319)           (60,054)


Amounts allocated to other partners of
  Carrollton and Columbia and other                      (18,343)             10,469            (43,282)
                                                     -----------        ------------      -------------

Income as shown on tax return                        $ 1,098,997        $  1,211,658      $   1,055,693
                                                     ============       ============      =============


A reconciliation of the financial statement carrying amount of total assets to the tax basis as of December 31, 2003 and 2002is as follows:

                                                           2003              2002
                                                     ---------------   ---------------
Financial statement carrying amount of assets         $ 29,478,485      $ 30,984,345

Difference which consists principally of the
  utilization of purchase accounting for financial
  statement purposes                                   (15,204,729)      (14,661,762)
                                                     -------------      -------------

Tax basis of assets                                   $ 14,273,756      $ 16,322,583
                                                     =============      ============

                      SECURED INCOME L.P. AND SUBSIDIARIES

                        DECEMBER 31, 2003, 2002 AND 2001


Note 11 - Quarterly Financial Information (unaudited)

The following is a summary of results of operations for each of the four quarters for the years indicated:


                          First         Second         Third         Fourth
                         Quarter        Quarter        Quarter       Quarter
                     -------------   ------------  -------------  -------------

2003
----

Total revenue         $ 2,163,244    $ 2,325,564    $ 1,998,257   $ 2,066,575

Net earnings (loss)       392,451        579,639        201,961      (195,773)


2002
----

Total revenue         $ 2,107,317    $ 2,082,100    $ 2,056,029   $ 2,192,487

Net earnings              391,450        309,020        237,817       171,106


2001
----

Total revenue         $ 2,046,625    $ 2,104,651    $ 2,133,333   $ 2,161,702

Net earnings              199,355        259,954        366,484       245,198