Form 10-Q
period 2004-03-31
SECURED INCOME L P
filed 2004-05-17
CIK 804217

SECURITIES AND EXCHANGE COMMISSION
                                 Washington, DC
                            -------------------------


                                    FORM 10-Q



  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----- EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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


Yes   X      No
    ------     ------

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
        -----------------------


                      SECURED INCOME L.P. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                            March 31,
                                                              2004             December 31,
                                                           (Unaudited)            2003
                                                           -----------        -------------

ASSETS

Property and equipment (net of accumulated
  depreciation of $23,985,484 and $23,611,796)            $ 20,885,025        $ 21,212,956
Cash and cash equivalents                                    3,540,189           3,729,130
Restricted assets and funded reserves                        1,504,242             992,446
Tenant security deposits                                       584,501             575,179
Accounts receivable                                             45,800              48,711
Prepaid expenses                                               484,713             924,520
Intangible assets, net of accumulated amortization           1,967,247           1,995,543
                                                          ------------        ------------

                                                          $ 29,011,717        $ 29,478,485
                                                          ============        ============

LIABILITIES AND PARTNERS' DEFICIT

Liabilities

  Mortgages payable                                       $ 40,690,840        $ 40,830,762
  Accounts payable and accrued expenses                        228,798             361,704
  Tenant security deposits payable                             584,514             565,641
  Due to general partners and affiliates                        44,257              57,965
  Deferred revenue                                              80,690              80,690
                                                          ------------        ------------

                                                            41,629,099          41,896,762
                                                          ------------        ------------

Partners' deficit

  Limited partners                                         (11,013,727)        (10,812,676)
  General partners                                          (1,603,655)         (1,605,601)
                                                          ------------        ------------

                                                           (12,617,382)        (12,418,277)
                                                          ------------        ------------

                                                          $ 29,011,717        $ 29,478,485
                                                          ============        ============


                 See notes to consolidated financial statements.

                      SECURED INCOME L.P. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS
                   THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (Unaudited)


                                                         2004           2003
                                                      ----------     ----------

REVENUE

Rental                                                $2,025,130     $2,152,560
Interest                                                   6,203         10,684
                                                      ----------     ----------

TOTAL REVENUE                                          2,031,333      2,163,244
                                                      ----------     ----------

EXPENSES

Administrative and management                            220,093        219,499
Operating and maintenance                                315,762        308,976
Taxes and insurance                                      482,194        387,656
Financial                                                416,657        452,098
Depreciation and amortization                            401,984        402,564
                                                      ----------     ----------

TOTAL EXPENSES                                         1,836,690      1,770,793
                                                      ----------     ----------

NET EARNINGS                                          $  194,643     $  392,451
                                                      ==========     ==========

NET EARNINGS ATTRIBUTABLE TO

   Limited partners                                   $  192,697     $  388,526
   General partners                                        1,946          3,925
                                                      ----------     ----------

                                                      $  194,643     $  392,451
                                                      ==========     ==========

NET EARNINGS ALLOCATED PER UNIT OF
   LIMITED PARTNERSHIP INTEREST                       $      .20     $      .39
                                                      ==========     ==========


                 See notes to consolidated financial statements.


                      SECURED INCOME L.P. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (Unaudited)


                                                                       2004               2003
                                                                   -----------        -----------

CASH FLOWS FROM OPERATING ACTIVITIES

Net earnings                                                       $   194,643        $   392,451
Adjustments to reconcile net earnings to net cash
  provided by operating activities
    Depreciation and amortization                                      401,984            402,564
    Increase in restricted assets and funded reserves                 (511,796)          (395,827)
    Increase in tenant security deposits                                (9,322)           (11,822)
    Decrease in accounts receivable                                      2,911             24,028
    Decrease in prepaid expenses                                       439,807            341,253
    Decrease in accounts payable and accrued expenses                 (132,906)           (35,188)
    Increase in tenant security deposits payable                        18,873              9,531
    Decrease in due to general partners and affiliates                 (13,708)           (20,336)
                                                                   -----------        -----------

Net cash provided by operating activities                              390,486            706,654
                                                                   -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES

Capital expenditures                                                   (45,757)
                                                                   -----------

Net cash used in investing activities                                  (45,757)
                                                                   -----------

CASH FLOWS FROM FINANCING ACTIVITIES

Distributions to partners                                             (393,748)          (652,377)
Principal payments on mortgages                                       (139,922)          (129,884)
                                                                   -----------        -----------

Net cash used in financing activities                                 (533,670)          (782,261)
                                                                   -----------        -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                             (188,941)           (75,607)

Cash and cash equivalents at beginning of period                     3,729,130          4,269,304
                                                                   -----------        -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $ 3,540,189        $ 4,193,697
                                                                   ===========        ===========

SUPPLEMENTAL INFORMATION

Financial expenses paid                                            $   387,670        $   417,324
                                                                   ===========        ===========


                 See notes to consolidated financial statements.

                      SECURED INCOME L.P. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (Unaudited)


1. The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The results of operations are impacted significantly by the results of operations of the Carrollton and Columbia Partnerships, which is provided on an unaudited basis during interim periods. Accordingly, the accompanying consolidated financial statements are dependent on such unaudited information. In the opinion of the General Partners, the consolidated financial statements include all adjustments necessary to reflect fairly the results of the interim periods presented. All adjustments are of a normal recurring nature. No significant events have occurred subsequent to December 31, 2003 and no material contingencies exist which would require additional disclosure in the report under Regulation S-X, Rule 10-01 paragraph A-5.

   The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the entire year.

2. Additional information, including the audited December 31, 2003 Consolidated Financial Statements and the Summary of Significant Accounting Policies, is included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2003 on file with the Securities and Exchange Commission.

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

Although the Partnership generated cash from operations during the three months ended March 31, 2004, cash and cash equivalents decreased by approximately $189,000 primarily as a result of distributions to limited partners. Mortgages payable decreased due to principal amortization of approximately $140,000. Property and equipment decreased by approximately $328,000 due to depreciation of approximately $374,000, partially offset by capital improvements of approximately $46,000, while intangible assets decreased by approximately $28,000 due to amortization. Property and equipment and intangible assets are expected to decrease annually as the cost of these assets is allocated to future periods over their remaining estimated service lives. Prepaid expenses and accounts payable and accrued expenses decreased, while restricted assets and funded reserves increased in the ordinary course of operations.

The Partnership made quarterly distributions to the limited partners in May, August and November 2003 and in March 2004 totaling $1,574,990. Such distributions represent an annualized return to the limited partners of approximately 8% for the year ended December 31, 2003. The Partnership's ability to make quarterly distributions on an ongoing basis is subject to the operating results of the Operating Partnerships, which are highly contingent upon the interest rates of the Columbia Partnership's low-floater mortgage and the strength of their respective rental markets. Accordingly, there can be no assurance that the Operating Partnerships will continue to generate cash flow sufficient to make quarterly distributions or that future distributions will be in any specific amounts. The events of September 11, 2001 have increased the risk that the operations of the Properties may be adversely impacted as a result of the effect of these events on the economy in general and because the Properties are located in New York City and near Washington, D.C.

Results of Operations

Three Months Ended March 31, 2004
---------------------------------

During the three months ended March 31, 2004, the Columbia Partnership and the Carrollton Partnership generated income from operating activities, before financial expenses, of approximately $743,000 and approximately $302,000, respectively. Mortgage principal payments during the period for the Columbia Partnership and the Carrollton Partnership were approximately $98,000 and approximately $42,000, respectively. After considering the respective mandatory mortgage principal payments and required deposits to mortgage escrows, among other things, the Complexes generated combined cash flow of approximately $424,000 during the three months ended March 31, 2004. There can be no assurance that the level of cash flow generated by the Complexes during the three months ended March 31, 2004 will continue in future periods.

                      SECURED INCOME L.P. AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
         -----------------------------------------------------------------------

Results of operations for the three months ended March 31, 2004 reflect a decline as compared to the three months ended March 31, 2003. Rental revenue is lower in the first three months of 2004 as compared to the first three months of 2003 due in part to one of the Columbia Partnership's commercial tenants breaking its lease in the second quarter of 2003. A termination fee of approximately $211,000, representing approximately eighteen months of rent for such space, was recognized as income in the second quarter of 2003. Under the terms of the Columbia Partnership's mortgages, the fee has been escrowed and will not be released until the earlier of the expiration of the original lease term or such time as the space is leased to another tenant. Any prospective tenant must be approved by the lender; the space has not been rented as of May 14, 2004. Taxes and insurance have increased primarily as the result of an increase in the real estate taxes of the Columbia Partnership. However, Columbia management has reported that a 2004 real estate tax appeal was successful and the Columbia Partnership will receive a refund of 2003 real estate taxes of approximately $170,000, which amount is net of legal fees incurred in connection with the appeal; such refund is not reflected in the accompanying financial statements. As part of the appeal, the assessed value of the apartment complex was reduced. The weighted average interest rate on the Columbia Partnership's first mortgage was approximately .93% for the first three months of 2004 as compared to approximately 1.38% for the first three months of 2003.

As of March 31, 2004, the occupancy of Fieldpointe Apartments (Carrollton) was approximately 96% and the occupancy of The Westmont (Columbia) was approximately 96% as to residential units and approximately 88% as to commercial space (see discussion above). The future operating results of the Complexes will be extremely dependent on market conditions and therefore may be subject to significant volatility.

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

                      SECURED INCOME L.P. AND SUBSIDIARIES


Item 4.  Controls and Procedures
         -----------------------

As of March 31, 2004, under the direction of the Chief Executive Officer and Chief Financial Officer, Registrant evaluated the effectiveness of its disclosure controls and procedures and internal controls over financial reporting and concluded that (i) Registrant's disclosure controls and procedures were effective as of March 31, 2004, and (ii) no changes occurred during the quarter ended March 31, 2004, that materially affected, or are reasonably likely to materially affect, such internal controls.

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

           b. Reports on Form 8-K

              None

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized on the 17th day of May 2004.


                     SECURED INCOME L.P.

                     By:  Wilder Richman Resources Corporation, General Partner

                          By: /s/ Richard Paul Richman
                             ----------------------------------------------
                             Richard Paul Richman - Chief Executive Officer

                          By: /s/ Neal Ludeke
                             ----------------------------------------------
                               Neal Ludeke - Chief Financial Officer


                     By:  WRC-87A Corporation, General Partner

                          By: /s/ Richard Paul Richman
                             ----------------------------------------------
                             Richard Paul Richman - Executive Vice President

                          By: /s/ Neal Ludeke
                               --------------------------------------------
                               Neal Ludeke - Chief Financial Officer