Form 10-Q
period 2004-06-30
SECURED INCOME L P
filed 2004-08-16
CIK 804217

SECURITIES AND EXCHANGE COMMISSION
                                 Washington, DC
                            _________________________


                                    FORM 10-Q



[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

                                      OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from__________ to___________


                         Commission file number 0-17412

                               Secured Income L.P.
             (Exact name of Registrant as specified in its charter)


          Delaware                                             06-1185846
------------------------------                             --------------------
State or other jurisdiction of                                (IRS Employer
incorporation or organization                               Identification No.)

    599 West Putnam Avenue
    Greenwich, Connecticut                                       06830
--------------------------------------                        -----------
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

                      SECURED INCOME L.P. AND SUBSIDIARIES

                         Part I - Financial Information
                                  ---------------------


Table of Contents                                                       Page
-----------------                                                       ----

Item 1  Financial Statements
        --------------------

        Consolidated Balance Sheets                                       3

        Consolidated Statements of Operations                             4

        Consolidated Statements of Cash Flows                             5

        Notes to Consolidated Financial Statements                        6


Item 2  Management's Discussion and Analysis of Financial
        Condition and Results of Operations                               7
        -------------------------------------------------

Item 3  Quantitative and Qualitative Disclosure about Market Risk         8
        ---------------------------------------------------------

Item 4  Controls and Procedures                                           9
        -----------------------


                      SECURED INCOME L.P. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                               June 30,
                                                                 2004               December 31,
                                                              (Unaudited)               2003
                                                              -----------          ------------

ASSETS

Property and equipment (net of accumulated
  depreciation of $24,359,174 and $23,611,796)               $ 20,511,335          $ 21,212,956
Cash and cash equivalents                                       3,374,699             3,729,130
Restricted assets and funded reserves                           1,959,712               992,446
Tenant security deposits                                          588,413               575,179
Accounts receivable                                                32,886                48,711
Prepaid expenses                                                   53,919               924,520
Intangible assets, net of accumulated
  amortization                                                  1,938,952             1,995,543
                                                             ------------          ------------

                                                             $ 28,459,916          $ 29,478,485
                                                             ============          ============

LIABILITIES AND PARTNERS' DEFICIT

Liabilities

  Mortgages payable                                          $ 40,548,287          $ 40,830,762
  Accounts payable and accrued expenses                           332,324               361,704
  Tenant security deposits payable                                582,872               565,641
  Due to general partners and affiliates                           44,257                57,965
  Deferred revenue                                                 80,690                80,690
                                                             ------------          ------------

                                                               41,588,430            41,896,762
                                                             ------------          ------------

Partners' deficit

  Limited partners                                            (11,420,732)          (10,812,676)
  General partners                                             (1,707,782)           (1,605,601)
                                                             ------------          ------------

                                                              (13,128,514)          (12,418,277)
                                                             ------------          ------------

                                                             $ 28,459,916          $ 29,478,485
                                                             ============          ============


                 See notes to consolidated financial statements.


                      SECURED INCOME L.P. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
            THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2004 AND 2003
                                   (Unaudited)


Three Months                                         Six Months          Three Months       Six Months          Three Months
                                                       Ended                Ended               Ended              Ended
                                                   June 30, 2004        June 30, 2004       June 30, 2003       June 30, 2003
                                                   -------------        -------------       -------------       -------------

REVENUE

Rental                                              $ 2,064,585          $ 4,089,715         $ 2,315,879         $ 4,468,439
Interest                                                  5,108               11,311               9,685              20,369
                                                    -----------          -----------         -----------         -----------

TOTAL REVENUE                                         2,069,693            4,101,026           2,325,564           4,488,808
                                                    -----------          -----------         -----------         -----------

EXPENSES

Administrative and management                           203,689              423,782             172,719             392,218
Operating and maintenance                               480,302              796,064             363,898             672,874
Taxes and insurance                                     572,975            1,055,169             384,483             772,139
Financial                                               424,132              840,789             422,264             874,362
Depreciation and amortization                           401,985              803,969             402,561             805,125
                                                    -----------          -----------         -----------         -----------

TOTAL EXPENSES                                        2,083,083            3,919,773           1,745,925           3,516,718
                                                    -----------          -----------         -----------         -----------

NET EARNINGS (LOSS)                                 $   (13,390)         $   181,253         $   579,639         $   972,090
                                                    ===========          ===========         ===========         ===========

NET EARNINGS (LOSS) ATTRIBUTABLE TO

Limited partners                                    $   (13,257)         $   179,440         $   573,843         $   962,369
General partners                                           (133)               1,813               5,796               9,721
                                                    -----------          -----------         -----------         -----------

                                                    $   (13,390)         $   181,253         $   579,639         $   972,090
                                                    ===========          ===========         ===========         ===========

NET EARNINGS (LOSS) ALLOCATED
   PER UNIT OF LIMITED
   PARTNERSHIP INTEREST                             $      (.02)         $       .18         $       .59         $       .98
                                                    ===========          ===========         ===========         ===========


                 See notes to consolidated financial statements.


                      SECURED INCOME L.P. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (Unaudited)


                                                                    2004                2003
                                                                 -----------         -----------

CASH FLOWS FROM OPERATING ACTIVITIES

Net earnings                                                     $   181,253         $   972,090
Adjustments to reconcile net earnings to net
  cash provided by operating activities
    Depreciation and amortization                                    803,969             805,125
    Increase in restricted assets and funded reserves               (967,266)           (823,254)
    Increase in tenant security deposits                             (13,234)            (11,584)
    Decrease (increase) in accounts receivable                        15,825              (2,085)
    Decrease in prepaid expenses                                     870,601             636,790
    Decrease in accounts payable and accrued expenses                (29,380)           (128,810)
    Increase in tenant security deposits payable                      17,231               9,300
    Decrease in due to general partners and affiliates               (13,708)            (20,336)
                                                                 -----------         -----------

Net cash provided by operating activities                            865,291           1,437,236
                                                                 -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES

Capital expenditures                                                 (45,757)
                                                                 -----------

Net cash used in investing activities                                (45,757)
                                                                 -----------

CASH FLOWS FROM FINANCING ACTIVITIES

Distributions to partners                                           (891,490)         (1,050,066)
Principal payments on mortgages                                     (282,475)           (262,207)
                                                                 -----------         -----------

Net cash used in financing activities                             (1,173,965)         (1,312,273)
                                                                 -----------         -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                (354,431)            124,963

Cash and cash equivalents at beginning of period                   3,729,130           4,269,304
                                                                 -----------         -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $ 3,374,699         $ 4,394,267
                                                                 ===========         ===========

SUPPLEMENTAL INFORMATION

Financial expenses paid                                          $   797,358         $   898,095
                                                                 ===========         ===========


                 See notes to consolidated financial statements.

                      SECURED INCOME L.P. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (Unaudited)


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

   The results of operations for the six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the entire year.

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

Although the Partnership generated cash from operations during the six months ended June 30, 2004, cash and cash equivalents decreased by approximately $354,000 primarily as a result of distributions to limited partners. Mortgages payable decreased due to principal amortization of approximately $282,000. Property and equipment decreased by approximately $701,000 due to depreciation of approximately $747,000, partially offset by capital improvements of approximately $46,000, while intangible assets decreased by approximately $57,000 due to amortization. Property and equipment and intangible assets are expected to decrease annually as the cost of these assets is allocated to future periods over their remaining estimated service lives. Prepaid expenses decreased while restricted assets and funded reserves increased in the ordinary course of operations.

The Partnership intends to make a distribution on or about August 15, 2004 of approximately $.40 per Unit to Unit holders as of June 30, 2004. The Partnership made a distribution in May 2004 of approximately $.40 per Unit to Unit holders as of March 31, 2004. In addition, the Partnership made quarterly distributions to the limited partners in May, August and November 2003 and in March 2004 totaling approximately $1,574,990. Such distributions represent an annualized return to the limited partners of approximately 8% for the year ended December 31, 2003. The Partnership is currently considering reducing the next quarterly distribution, depending on the operating results for the quarter. The Partnership's ability to make quarterly distributions on an ongoing basis is subject to the operating results of the Operating Partnerships, which are highly contingent upon the interest rates of the Columbia Partnership's low-floater mortgage and the strength of their respective rental markets. Accordingly, there can be no assurance that the Operating Partnerships will continue to generate cash flow sufficient to make quarterly distributions or that future distributions will be in any specific amounts.

Results of Operations

Six Months Ended June 30, 2004
------------------------------

During the six months ended June 30, 2004, the Columbia Partnership and the Carrollton Partnership generated income from operating activities, before financial expenses, of approximately $1,301,000 and approximately $591,000, respectively. Mortgage principal payments during the period for the Columbia Partnership and the Carrollton Partnership were approximately $197,000 and approximately $85,000, respectively. After considering the respective mandatory mortgage principal payments and required deposits to mortgage escrows, among other things, the Complexes generated combined cash flow of approximately $688,000 during the six months ended June 30, 2004. There can be no assurance that the level of cash flow generated by the Complexes during the six months ended June 30, 2004 will continue in future periods.

                      SECURED INCOME L.P. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of operations for the six months ended June 30, 2004 reflect a decline as compared to the six months ended June 30, 2003. Rental revenue is lower in the first six months of 2004 as compared to the first six months of 2003 due in part to one of the Columbia Partnership's commercial tenants breaking its lease in the second quarter of 2003. A termination fee of approximately $211,000, representing approximately eighteen months of rent for such space, was recognized as income in the second quarter of 2003. Under the terms of the Columbia Partnership's mortgages, the fee has been escrowed with the lender and will not be released until the earlier of the expiration of the original lease term or such time as the space is leased to another tenant. Any prospective tenant must be approved by the lender; the space has not been rented as of August 13, 2004. Taxes and insurance have increased primarily as the result of an increase in the real estate taxes of the Columbia Partnership, including approximately $83,000 of prior year taxes expensed in the second quarter of 2004 resulting from a billing error on the part of the taxing authority. However, Columbia management has reported that a 2004 real estate tax appeal was successful and that the assessed value of the apartment complex was reduced. Although operating and maintenance expenses are higher in the six months ended June 30, 2004 as compared to the six months ended June 30, 2003 as a result of scheduled improvements, such expenses for the six months are reasonable when compared to the total incurred for the year ended December 31, 2003. The weighted average interest rate on the Columbia Partnership's first mortgage was approximately .98% for the first six months of 2004 as compared to approximately 1.08% for the first six months of 2003.

As of June 30, 2004, the occupancy of Fieldpointe Apartments (Carrollton) was 100% and the occupancy of The Westmont (Columbia) was approximately 96% as to residential units and approximately 88% as to commercial space (see discussion above). The future operating results of the Complexes will be extremely dependent on market conditions and therefore may be subject to significant volatility.

Six Months Ended June 30, 2003
------------------------------

During the six months ended June 30, 2003, the Columbia Partnership and the Carrollton Partnership generated income from operating activities, before financial expenses, of approximately $2,097,000 and approximately $602,000, respectively. Mortgage principal payments during the period for the Columbia Partnership and the Carrollton Partnership were approximately $182,000 and approximately $80,000, respectively. After considering the respective mandatory mortgage principal payments and required deposits to mortgage escrows, among other things, the Complexes generated combined cash flow of approximately $1,529,000 during the six months ended June 30, 2003. As of June 30, 2003, the occupancy of Fieldpointe Apartments (Carrollton) was approximately 94% and the occupancy of The Westmont (Columbia) was approximately 99% as to residential units and 88% as to commercial space.

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

                      SECURED INCOME L.P. AND SUBSIDIARIES



Item 4.  Controls and Procedures

As of June 30, 2004, under the direction of the Chief Executive Officer and Chief Financial Officer, Registrant evaluated the effectiveness of its disclosure controls and procedures and internal controls over financial reporting and concluded that (i) Registrant's disclosure controls and procedures were effective as of June 30, 2004, and (ii) no changes occurred during the quarter ended June 30, 2004, that materially affected, or are reasonably likely to materially affect, such internal controls.

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

           b.    Reports on Form 8-K

                 None

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized on the 16th day of August 2004.


                         SECURED INCOME L.P.

                         By:  Wilder Richman Resources Corporation,
                              General Partner

                              By: /s/ Richard Paul Richman
                                 ------------------------------------------
                                 Richard Paul Richman - Chief Executive Officer

                              By: /s/ Neal Ludeke
                                 ------------------------------------------
                                 Neal Ludeke - Chief Financial Officer


                         By:  WRC-87A Corporation, General Partner

                              By: /s/ Richard Paul Richman
                                 ------------------------------------------
                                 Richard Paul Richman - Executive Vice President

                              By: /s/ Neal Ludeke
                                 ------------------------------------------
                                 Neal Ludeke - Chief Financial Officer