Form 10-Q
period 2004-09-30
SECURED INCOME L P
filed 2004-11-15
CIK 804217

SECURITIES AND EXCHANGE COMMISSION
                                 Washington, DC
                            -------------------------

                                    FORM 10-Q

      |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 2004

                                       OR

      |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ____________ to ______________

                         Commission file number 0-17412

                               Secured Income L.P.
             (Exact name of Registrant as specified in its charter)

         Delaware                                         06-1185846
-----------------------------                         -------------------
State or other jurisdiction of                          (IRS Employer
incorporation or organization                         Identification No.)

       599 West Putnam Avenue
        Greenwich, Connecticut                               06830
------------------------------------------------          ----------
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

Yes |X| No |_|

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes |_| No |X|

                      SECURED INCOME L.P. AND SUBSIDIARIES

                         PART I - FINANCIAL INFORMATION

Table of Contents

Item 1     Financial Statements                                             Page
                                                                            ----

           Consolidated Balance Sheets                                        3

           Consolidated Statements of Operations                              4

           Consolidated Statements of Cash Flows                              5

           Notes to Consolidated Financial Statements                         6

Item 2     Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                          7

Item 3     Quantitative and Qualitative Disclosure about Market Risk          8

Item 4     Controls and Procedures                                            9

                      SECURED INCOME L.P. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                          SEPTEMBER 30,     DECEMBER 31,
                                                              2004            2003
                                                          ------------    ------------
                                                           (UNAUDITED)
ASSETS

Property and equipment (net of accumulated depreciation
  of $24,732,864 and $23,611,796)                         $ 20,137,645    $ 21,212,956
Cash and cash equivalents                                    3,306,918       3,729,130
Restricted assets and funded reserves                        2,294,336         992,446
Tenant security deposits                                       589,645         575,179
Accounts receivable                                             30,574          48,711
Prepaid expenses                                               140,178         924,520
Intangible assets, net of accumulated amortization           1,910,656       1,995,543
                                                          ------------    ------------

                                                          $ 28,409,952    $ 29,478,485
                                                          ============    ============

LIABILITIES AND PARTNERS' DEFICIT

Liabilities

  Mortgages payable                                       $ 40,403,054    $ 40,830,762
  Accounts payable and accrued expenses                        665,656         361,704
  Tenant security deposits payable                             589,297         565,641
  Due to general partners and affiliates                        44,257          57,965
  Deferred revenue                                              80,690          80,690
                                                          ------------    ------------

                                                            41,782,954      41,896,762
                                                          ------------    ------------

Partners' deficit

  Limited partners                                         (11,661,532)    (10,812,676)
  General partners                                          (1,711,470)     (1,605,601)
                                                          ------------    ------------

                                                           (13,373,002)    (12,418,277)
                                                          ------------    ------------

                                                          $ 28,409,952    $ 29,478,485
                                                          ============    ============

                See notes to consolidated financial statements.

                      SECURED INCOME L.P. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
         THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (UNAUDITED)

                                      THREE MONTHS        NINE MONTHS         THREE MONTHS         NINE MONTHS
                                          ENDED              ENDED                ENDED              ENDED
                                      SEPTEMBER 30,       SEPTEMBER 30,       SEPTEMBER 30,        SEPTEMBER 30,
                                          2004                2004                2003                2003
                                       ----------          ----------          ----------          ----------
REVENUE

Rental                                 $2,076,280          $6,165,995          $1,990,738          $6,459,177
Interest                                   10,953              22,264               7,519              27,888
                                       ----------          ----------          ----------          ----------

TOTAL REVENUE                           2,087,233           6,188,259           1,998,257           6,487,065
                                       ----------          ----------          ----------          ----------

EXPENSES

Administrative and management             243,905             667,687             229,543             621,761
Operating and maintenance                 375,062           1,171,126             377,406           1,050,280
Taxes and insurance                       486,343           1,541,512             373,185           1,145,324
Financial                                 425,446           1,266,235             413,596           1,287,958
Depreciation and amortization             401,986           1,205,955             402,566           1,207,691
                                       ----------          ----------          ----------          ----------

TOTAL EXPENSES                          1,932,742           5,852,515           1,796,296           5,313,014
                                       ----------          ----------          ----------          ----------

NET EARNINGS                           $  154,491          $  335,744          $  201,961          $1,174,051
                                       ==========          ==========          ==========          ==========

NET EARNINGS ATTRIBUTABLE TO

     Limited partners                  $  152,947          $  332,387          $  199,941          $1,162,310
     General partners                       1,544               3,357               2,020              11,741
                                       ----------          ----------          ----------          ----------

                                       $  154,491          $  335,744          $  201,961          $1,174,051
                                       ==========          ==========          ==========          ==========

NET EARNINGSALLOCATED
     PER UNIT OF LIMITED
     PARTNERSHIP INTEREST              $      .16          $      .34          $      .20          $     1.18
                                       ==========          ==========          ==========          ==========

                See notes to consolidated financial statements.

                      SECURED INCOME L.P. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (UNAUDITED)

                                                                                2004                  2003
                                                                            -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES

Net earnings                                                                $   335,744           $ 1,174,051
Adjustments to reconcile net earnings to net cash provided
    by operating activities
      Depreciation and amortization                                           1,205,955             1,207,691
      Increase in restricted assets and funded reserves                      (1,301,890)             (585,081)
      Decrease (increase) in tenant security deposits                           (14,466)                2,328
      Decrease in accounts receivable                                            18,137                19,501
      Decrease (increase) in prepaid expenses                                   784,342                (9,595)
      Increase (decrease) in accounts payable and accrued expenses              303,952              (129,163)
      Increase (decrease) in tenant security deposits payable                    23,656                (4,653)
      Decrease in due to general partners and affiliates                        (13,708)              (46,413)
                                                                            -----------           -----------

Net cash provided by operating activities                                     1,341,722             1,628,666
                                                                            -----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES

Capital expenditures                                                            (45,757)
                                                                            -----------

Net cash used in investing activities                                           (45,757)
                                                                            -----------

CASH FLOWS FROM FINANCING ACTIVITIES

Distributions to partners                                                    (1,290,469)           (1,451,197)
Principal payments on mortgages                                                (427,708)             (397,017)
                                                                            -----------           -----------

Net cash used in financing activities                                        (1,718,177)           (1,848,214)
                                                                            -----------           -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                      (422,212)             (219,548)

Cash and cash equivalents at beginning of period                              3,729,130             4,269,304
                                                                            -----------           -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                  $ 3,306,918           $ 4,049,756
                                                                            ===========           ===========

SUPPLEMENTAL INFORMATION

Financial expenses paid                                                     $ 1,262,249           $ 1,299,367
                                                                            ===========           ===========

                See notes to consolidated financial statements.

                      SECURED INCOME L.P. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

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

      The results of operations for the nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the entire year.

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

Although the Partnership generated cash from operations during the nine months ended September 30, 2004, cash and cash equivalents decreased by approximately $422,000 primarily as a result of distributions to limited partners. Mortgages payable decreased due to principal amortization of approximately $428,000. Property and equipment decreased by approximately $1,075,000 due to depreciation of approximately $1,121,000, partially offset by capital improvements of approximately $46,000, while intangible assets decreased by approximately $85,000 due to amortization. Property and equipment and intangible assets are expected to decrease annually as the cost of these assets is allocated to future periods over their remaining estimated service lives. Prepaid expenses decreased while restricted assets and funded reserves and accounts payable and accrued expenses increased in the ordinary course of operations.

The Partnership intends to make a distribution on or about November 15, 2004 of approximately $.40 per Unit to Unit holders as of September 30, 2004. The Partnership made distributions in August 2004 and in May 2004 of approximately $.40 per Unit to Unit holders as of June 2004 and March 31, 2004, respectively. In addition, the Partnership made quarterly distributions to the limited partners in May, August and November 2003 and in March 2004 totaling approximately $1,574,990. Such distributions represent an annualized return to the limited partners of approximately 8% for the year ended December 31, 2003. The Partnership's ability to make quarterly distributions on an ongoing basis is subject to the operating results of the Operating Partnerships, which are highly contingent upon the interest rates of the Columbia Partnership's low-floater mortgage and the strength of their respective rental markets. Accordingly, there can be no assurance that the Operating Partnerships will continue to generate cash flow sufficient to make quarterly distributions or that future distributions will be in any specific amounts.

RESULTS OF OPERATIONS

Nine Months Ended September 30, 2004

During the nine months ended September 30, 2004, the Columbia Partnership and the Carrollton Partnership generated income from operating activities, before financial expenses, of approximately $1,999,000 and approximately $921,000, respectively. Mortgage principal payments during the period for the Columbia Partnership and the Carrollton Partnership were approximately $299,000 and approximately $129,000, respectively. After considering the respective mandatory mortgage principal payments and required deposits to mortgage escrows, among other things, the Complexes generated combined cash flow of approximately $1,127,000 during the nine months ended September 30, 2004. There can be no assurance that the level of cash flow generated by the Complexes during the nine months ended September 30, 2004 will continue in future periods.

                      SECURED INCOME L.P. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Results of operations for the nine months ended September 30, 2004 reflect a significant decline as compared to the nine months ended September 30, 2003. Rental revenue is lower in the first nine months of 2004 as compared to the first nine months of 2003 due in part to one of the Columbia Partnership's commercial tenants breaking its lease in the second quarter of 2003. A termination fee of approximately $211,000, representing approximately eighteen months of rent for such space, was recognized as income in the second quarter of 2003. Under the terms of the Columbia Partnership's mortgages, the fee has been escrowed with the lender and will not be released until the earlier of the expiration of the original lease term or such time as the space is leased to another tenant. Any prospective tenant must be approved by the lender; the space has not been rented as of November 15, 2004. Taxes and insurance have increased primarily as the result of an increase in the real estate taxes of the Columbia Partnership, including approximately $83,000 of prior year taxes expensed in the second quarter of 2004 resulting from a billing error on the part of the taxing authority. However, Columbia management has reported that a 2004 real estate tax appeal was successful and that the assessed value of the apartment complex was reduced. Although operating and maintenance expenses are higher in the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003 as a result of scheduled improvements, such expenses for the nine months are reasonable when compared to the total incurred for the year ended December 31, 2003. The weighted average interest rate on the Columbia Partnership's first mortgage was approximately 1.04% for the first nine months of 2004 as compared to approximately .97% for the first nine months of 2003.

As of September 30, 2004, the occupancy of Fieldpointe Apartments (Carrollton) was approximately 99% and the occupancy of The Westmont (Columbia) was approximately 98% as to residential units and approximately 88% as to commercial space (see discussion above). The future operating results of the Complexes will be extremely dependent on market conditions and therefore may be subject to significant volatility.

Nine Months Ended September 30, 2003

During the nine months ended September 30, 2003, the Columbia Partnership and the Carrollton Partnership generated income from operating activities, before financial expenses, of approximately $2,855,000 and approximately $893,000, respectively. Mortgage principal payments during the period for the Columbia Partnership and the Carrollton Partnership were approximately $276,000 and approximately $121,000, respectively. After considering the respective mandatory mortgage principal payments and required deposits to mortgage escrows, among other things, the Complexes generated combined cash flow of approximately $2,014,000 during the nine months ended September 30, 2003. As of September 30, 2003, the occupancy of Fieldpointe Apartments (Carrollton) was approximately 90% and the occupancy of The Westmont (Columbia) was approximately 96% as to residential units and approximately 88% as to commercial space.

Critical Accounting Policies and Estimates

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

                      SECURED INCOME L.P. AND SUBSIDIARIES

ITEM 4. CONTROLS AND PROCEDURES

As of September 30, 2004, under the direction of the Chief Executive Officer and Chief Financial Officer of Wilder Richman Resources Corporation, Registrant evaluated the effectiveness of its disclosure controls and procedures and internal controls over financial reporting and concluded that (i) Registrant's disclosure controls and procedures were effective as of September 30, 2004, and
(ii) no changes occurred during the quarter ended September 30, 2004 that materially affected, or are reasonably likely to materially affect, such internal controls.

                      SECURED INCOME L.P. AND SUBSIDIARIES

                           PART II - OTHER INFORMATION

Item 1 Legal Proceedings

      Registrant is not aware of any material legal proceedings.

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds

      None

Item 3 Defaults upon Senior Securities

      None

Item 4 Submission of Matters to a Vote of Security Holders

      None

Item 5 Other Information

      An affiliate of Real Estate Equity Partners L.P., an affiliate of Apartment Investment and Management Company (the "AIMCO General Partner"), filed a tender offer dated September 1, 2004, offering to acquire up to 821,805 units of limited partnership interest at $23.30 per Unit, which offer expired September 29, 2004. The tender offer was filed with the SEC on Schedule TO on September 1, 2004 and is publicly available at www.sec.gov. Such tender offer resulted in the acquisition of 71,301 Units; affiliates of the AIMCO General Partner own 233,865 Units, representing approximately 23.8% of the outstanding Units.

      Affiliates of Mackenzie Patterson Fuller, Inc. and C. E. Patterson filed a tender offer dated September 22, 2004, offering to acquire up to 100,000 Units of limited partnership interest at $24.25 per Unit, which offer expired October 20, 2004. The tender offer was filed with the SEC on
      Schedule  TO  on  September   23,  2004  and  is  publicly   available  at
      www.sec.gov. The offer was amended October 5, 2004, increasing the offering price to $30.00 per Unit and extending the expiration date to November 2, 2004, and was further amended October 25, 2004 increasing the offering price to $34.00 per Unit and extending the expiration date to November 5, 2004.

      An affiliate of Wilder Richman Resources Corporation (the "WRC General Partner") filed a tender offer dated September 30, 2004, offering to acquire up to 286,600 units of limited partnership interest at $26.00 per Unit, which offer expired October 28, 2004. The tender offer was filed with the SEC on Schedule TO on September 30, 2004 and is publicly available at www.sec.gov. The offer was amended October 14, 2004, increasing the offering price to $32.00 per Unit. Such tender offer resulted in the acquisition of 16,357 Units; affiliates of the WRC General Partner own 249,785 Units, representing approximately 25.4% of the outstanding Units.

Item 6 Exhibits and Reports on Form 8-K

      a.    Exhibits

            Exhibit 31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer Exhibit 31.2 Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer Exhibit 32.1 Section 1350
            Certification of Chief Executive Officer Exhibit 32.2 Section 1350 Certification of Chief Financial Officer

      b.    Reports on Form 8-K

            A Current Report on Form 8-K, dated September 8, 2004, was filed relating to the WRC General Partner's having solicited offers from, and being in discussion with, a number of potential purchasers for the Westmont and Fieldpointe apartment complexes, the two properties in which Secured Income, L.P. is indirectly invested.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized on the 15th day of November 2004.

                  SECURED INCOME L.P.

                  By:    Wilder Richman Resources Corporation, General Partner

                         By:    /s/ Richard Paul Richman
                                ------------------------------------------------
                                Richard Paul Richman - Chief Executive Officer

                         By:    /s/ Neal Ludeke
                                ------------------------------------------------
                                Neal Ludeke - Chief Financial Officer

                  By:    WRC-87A Corporation, General Partner

                         By:    /s/Richard Paul Richman
                                ------------------------------------------------
                                Richard Paul Richman - Executive Vice President and Treasurer