Form 10-K
period 2004-12-31
SECURED INCOME L P
filed 2005-04-15
CIK 804217

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K
                    (Mark One)

                |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934 For fiscal year ended December 31, 2004

                                       OR

                |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the transition period from ________ to ________.

                                     0-17412
                                     -------
                            (Commission File Number)

                               Secured Income L.P.
                               -------------------
      (Exact name of registrant as specified in its governing instruments)

           Delaware                                              06-1185846
--------------------------------------------                     ----------
(State or other jurisdiction of organization)                (I.R.S. Employer
                                                             Identification No.)

Wilder Richman Resources Corporation
340 Pemberwick Road
Greenwich, Connecticut                                               06831
--------------------------------------------------------------------------------
(Address of principal executive offices)                           (Zip Code)

Registrant's telephone number, including area code:              (203) 869-0900
                                                                 --------------
Securities registered pursuant to Section 12(b) of the Act:

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

                                     PART I

Item 1  Business

General Development of Business

Registrant (also referred to as the "Partnership") is a limited partnership which was formed under the Delaware Revised Uniform Limited Partnership Act on October 10, 1986. The general partners of the Partnership (the "General Partners") are Wilder Richman Resources Corporation ("WRRC"), a Delaware corporation, Real Estate Equity Partners L.P., a Delaware limited partnership and WRC-87A Corporation, a Delaware corporation.

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

Employees of Registrant

Registrant employs no personnel and incurs no payroll costs. An affiliate of WRRC employs individuals who perform accounting, secretarial, transfer and other services on behalf of Registrant as are necessary in the ordinary course of business. Such individuals also perform similar services for other affiliates of WRRC.

Tax Reform Act of 1986, Revenue Act of 1987, Technical and Miscellaneous Revenue Act of 1988, Omnibus Budget Reconciliation Act of 1989, Omnibus Budget Reconciliation Act of 1990, Tax Extension Act of 1991, Omnibus Budget Reconciliation Act of 1993, Uruguay Round Agreements Act, Tax and Trade Relief Extension Act of 1998, Tax and Trade Relief Extension Act of 1999, Community Renewal Tax Relief Act of 2000, Economic Growth and Tax Relief Reconciliation Act of 2001, Job Creation and Worker Assistance Act of 2002, Jobs and Growth Tax Relief Reconciliation Act of 2003 and American Jobs Creation Act of 2004 (collectively the "Tax Acts")

Registrant is organized as a limited partnership and is a "pass through" tax entity which does not, itself, pay federal income tax. However, the partners of Registrant who are subject to federal income tax may be affected by the Tax Acts. Registrant will consider the effect of certain aspects of the Tax Acts on the partners when making decisions regarding its investments. Registrant does not anticipate that the Tax Acts will currently have a material adverse impact on Registrant's business operations, capital resources and plans or liquidity.

Item 2  Properties

The following table sets forth information regarding the Complexes owned by the Operating Partnerships as of December 31, 2004.

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

The mortgage financing of the Carrollton Partnership was financed from the sale of tax-exempt bonds pursuant to the terms of Section 103(b)(4)(a) of the Internal Revenue Code. The mortgage in the original amount of $10,494,100, bearing fixed 6.09% interest and maturing in February 2028, is insured by the United States Department of Housing and Urban Development ("HUD") under Section 221(d)(4) of the National Housing Act, as amended. Under the terms of the financing, 80% of the units are permitted market rate rents and 20% of the units are to be rented to people earning no more than the low or moderate income levels within the meaning of Section 103(b)(4)(a) of the Internal Revenue Code. The Fieldpointe Apartments occupancy rate was approximately 97% as of December 31, 2004.

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

The Columbia Partnership's mortgages were refinanced in June 2000. The first mortgage, in the amount of $24.2 million, is subject to interest based on a variable low floater index with credit enhancement provided by the Federal Home Loan Mortgage Corporation ("Freddie Mac") and matures in July 2030. The second mortgage, in the amount of $8.55 million and payable to Freddie Mac, is subject to fixed interest at 8.07% and matures in July 2015. Under the terms of the refinancing, 20% of the residential units in The Westmont will be maintained for occupancy by low or moderate income tenants through February 2009. The Westmont's occupancy rate as of December 31, 2004 was approximately 97% as to residential dwelling units and approximately 88% as to commercial space (see
Item 7 herein, Management's Discussion and Analysis of Financial Condition and Results of Operations, for further discussion).

As of December 31, 2004, the market rental rates of the Complexes were approximately as follows:

                                        Fieldpointe                The
                                        Apartments               Westmont
                                      --------------         ----------------

       Monthly Rental Rates:
          Studio                                             $1,950 - $2,250
          One-Bedroom                  $755 - $780           $2,300 - $3,300
          Two-Bedroom                  $810 - $920           $3,600 - $4,300
          Three-Bedroom              $1,010 - $1,070         $4,500 - $4,800

The low and moderate income rental rates as of December 31, 2004 for Fieldpointe Apartments fall within the ranges noted above. Such rates for The Westmont range from $705 to $1,104.

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

Holders

As of December 31, 2004, there were approximately 669 record holders of Units (the "Limited Partners") holding an aggregate of 984,369 Units in the Partnership.

Distributions

The Agreement of Limited Partnership of Registrant (the "Partnership Agreement") provides that all Cash Available for Distribution (as defined therein) be distributed quarterly to the partners in specified proportions. Including a distribution made to the Unit holders in March 2005, the Partnership has made twelve consecutive quarterly distributions totaling $4,724,971, representing approximately $1.60 per Unit for each of the years ended December 31, 2004, 2003 and 2002. Prior to the Columbia Partnership's mortgage restructuring in 2000, the Columbia Partnership was prohibited from distributing cash flow from operations. See Item 7 herein, Management's Discussion and Analysis of Financial Condition and Results of Operations, for further discussion.

Item 6  Selected Financial Data

The following table summarizes certain selected consolidated financial information concerning Registrant and should be read in conjunction with the consolidated financial statements and the related notes thereto:

                                                           Year Ended December 31,
                                                           -----------------------

                                        2004          2003          2002          2001          2000
                                        ----          ----          ----          ----          ----

Total revenue                       $ 8,315,530   $ 8,553,640   $ 8,437,933   $ 8,446,311   $ 8,138,955

Net earnings (loss)                     388,036       978,278     1,109,393     1,070,991      (167,210)*

Net earnings (loss) allocated
  per unit of limited
  partnership interest                      .39           .98           .78            --            --

Distributions to limited partners     1,574,990     1,574,990     1,574,990     1,181,243     8,219,480

At year end:

  Total assets                       27,502,890    29,478,485    30,984,345    32,940,557    34,099,609

  Mortgages payable                  40,255,090    40,830,762    41,365,120    41,833,655    43,321,643

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

Although the Partnership generated cash from operations during the year ended December 31, 2004, cash and cash equivalents decreased by approximately $539,000 primarily as a result of distributions to the limited partners. Mortgages payable decreased due to principal amortization of approximately $576,000. Property and equipment decreased by approximately $1,434,000 due to depreciation of approximately $1,497,000, partially offset by capital improvements of approximately $63,000, while intangible assets decreased by approximately $118,000 due to amortization. Property and equipment and intangible assets are expected to decrease annually as the cost of these assets is allocated to future periods over their remaining estimated service lives. Accounts payable and accrued expenses decreased in the ordinary course of operations.

The Partnership made quarterly distributions to the limited partners in May, August and November 2004 and in March 2005 totaling $1,574,990, resulting primarily from operating cash flow generated by the Operating Partnerships. Such distributions represent an annualized return to the limited partners of approximately 8% for the year ended December 31, 2004. The Partnership's ability to make quarterly distributions on an ongoing basis is subject to the operating results of the Operating Partnerships, which are highly contingent upon the interest rates of the Columbia Partnership's low-floater mortgage and the strength of their respective rental markets. Accordingly, there can be no assurance that the Operating Partnerships will continue to generate cash flow sufficient to make quarterly distributions or that future distributions will be in any specific amounts.

WRRC is aware of several recent tender offers to purchase Units of Secured Income L.P. The prices offered in the tender offers ranged from $23.30 per Unit to $34.00 per Unit. The sales of the two properties owned by the Operating Partnerships are currently being negotiated, and WRRC believes that Unit holders may realize greater value through a sale of the properties and a liquidation of the Partnership. WRRC also believes that, barring unforeseen issues, a sale of the properties could be accomplished before September 30, 2005. WRRC cannot provide any assurance that one or both of the properties can be sold at prices that would result in Unit prices higher than those offered in the tender offers, or that a sale can be completed at a price that would be acceptable to the Partnership.

If those transactions are consummated, understanding that there is a reasonable possibility that they may not be consummated at all, the operations of Registrant would cease. It is Registrant's understanding that certain approvals may be required by the lenders and others. Even if a sale of the properties can be successfully negotiated, there can be no assurance that all required approvals to the sales can be obtained. The preliminary offers indicate that the carrying amount of these long-lived assets is recoverable based on applying the standard accounting tests for impairment. However, since the offers are still preliminary, the assets continue to be classified as held and used assets in the accompanying balance sheets.

Results of Operations

Year Ended December 31, 2004

During 2004, the Columbia Partnership's and the Carrollton Partnership's operations resulted in net earnings of approximately $299,000 and approximately $194,000, respectively. The Columbia Partnership's earnings include financial expenses and depreciation and amortization of approximately $1,100,000 and approximately $1,175,000, respectively, while the Carrollton Partnership's earnings include financial expenses and depreciation and amortization of approximately $604,000 and approximately $408,000, respectively. Accordingly, the Columbia Partnership and the Carrollton Partnership generated earnings from operating activities prior to financial expenses and depreciation and amortization of approximately $2,574,000 and approximately $1,206,000, respectively. Mortgage principal payments during 2004 for the Columbia Partnership and the Carrollton Partnership were approximately $403,000 and approximately $173,000, respectively. After considering the respective mandatory mortgage principal payments and required deposits to restricted reserves, among other things, the Complexes generated combined cash flow of approximately $1,408,000 during 2004. However, there can be no assurance that the level of cash flow generated by the Complexes in 2004 will continue in future years.

Results of operations for the year ended December 31, 2004 reflect a significant decline as compared to the year ended December 31, 2003. Rental revenue is lower in 2004 as compared to 2003 due in part to one of the Columbia Partnership's commercial tenants breaking its lease in the second quarter of 2003. A termination fee of approximately $221,000, representing approximately eighteen months of rent for such space, was recognized as income in 2003. Under the terms of the Columbia Partnership's mortgages, the fee has been escrowed with the lender and will not be released until the earlier of the expiration of the original lease term or such time as the space is leased to another tenant. Any prospective tenant must be approved by the lender; the space has not been rented as of April 2005. In order to maintain high occupancy levels, Columbia management continues to employ aggressive marketing strategies, including rental concessions. Taxes and insurance have increased primarily as the result of an increase in the real estate taxes of the Columbia Partnership, including approximately $83,000 of prior year taxes expensed in 2004 resulting from a billing error on the part of the taxing authority. The weighted average interest rate on the Columbia Partnership's first mortgage was approximately 1.12% in 2004 as compared to approximately .99% in 2003.

As of December 31, 2004, the occupancy of Fieldpointe Apartments was approximately 97% and the occupancy of The Westmont was approximately 97% as to residential units and approximately 88% as to commercial space (see discussion above). The future operating results of the Complexes will be extremely dependent on market conditions and therefore may be subject to significant volatility.

Year Ended December 31, 2003

During 2003, the Columbia Partnership's and the Carrollton Partnership's operations resulted in net earnings of approximately $1,005,000 and approximately $52,000, respectively. The Columbia Partnership's earnings include financial expenses and depreciation and amortization of approximately $1,100,000 and approximately $1,175,000, respectively, while the Carrollton Partnership's earnings include financial expenses and depreciation and amortization of approximately $616,000 and approximately $414,000, respectively. Accordingly, the Columbia Partnership and the Carrollton Partnership generated earnings from operating activities prior to financial expenses and depreciation and amortization of approximately $3,280,000 and approximately $1,082,000, respectively. Mortgage principal payments during 2003 for the Columbia Partnership and the Carrollton Partnership were approximately $371,000 and approximately $163,000, respectively. After considering the respective mandatory mortgage principal payments and required deposits to restricted reserves, among other things, the Complexes generated combined cash flow of approximately $2,057,000 during 2003.

Results of operations for the year ended December 31, 2003 reflect a decline as compared to the year ended December 31, 2002. Rental revenue in 2003 includes a termination fee of approximately $221,000 in connection with one of the Columbia Partnership's commercial tenants (see discussion above). As was the case in 2002, the events of September 11, 2001 and the resulting impact on the Manhattan economy led to a decrease in average rent escalations upon lease renewals as compared to prior years, as well as an increase in concessions. In order to maintain high occupancy levels, Columbia management employed aggressive marketing strategies, which included rental concessions. The Columbia Partnership's real estate taxes increased by approximately $223,000 in 2003 as compared to 2002, while the property insurance incurred by the Operating Partnerships has increased by approximately $32,000 combined. Financial expenses decreased primarily as a result of a decrease in the weighted average interest rate on the Columbia Partnership's first mortgage from approximately 1.31% in 2002 to approximately .99% in 2003. As of December 31, 2003, the occupancy of Fieldpointe Apartments was approximately 92% and the occupancy of The Westmont was approximately 96% as to residential units and approximately 88% as to commercial space (see discussion above).

Year Ended December 31, 2002

During 2002, the Columbia Partnership's and the Carrollton Partnership's operations resulted in net earnings of approximately $961,000 and approximately $188,000, respectively. The Columbia Partnership's earnings include financial expenses and depreciation and amortization of approximately $1,192,000 and approximately $1,167,000, respectively, while the Carrollton Partnership's earnings include financial expenses and depreciation and amortization of approximately $626,000 and approximately $430,000, respectively. Accordingly, the Columbia Partnership and the Carrollton Partnership generated earnings from operating activities prior to financial expenses and depreciation and amortization of approximately $3,320,000 and approximately $1,244,000, respectively. Mortgage principal payments during 2002 for the Columbia Partnership and the Carrollton Partnership were approximately $315,000 and approximately $154,000, respectively. After considering the respective mandatory mortgage principal payments and required deposits to restricted reserves, among other things, the Complexes generated combined cash flow of approximately $2,265,000 during 2002.

Results of operations for the year ended December 31, 2002 were comparable to the year ended December 31, 2001. Rental revenue was flat in 2002 as compared to 2001, primarily as a result of excessive residential vacancies experienced by the Columbia Partnership resulting from lease expirations in July and August of 2002, many of which were not renewed. The events of September 11, 2001 and the resulting impact on the Manhattan economy led to an increase in vacancies and a decrease in average rent escalations upon lease renewals as compared to the prior year, as well as an increase in concessions. In order to maintain high occupancy levels, Columbia management employed aggressive marketing strategies, which included rental concessions. Financial expenses decreased primarily as a result of a decrease in the weighted average interest rate on the Columbia Partnership's first mortgage from approximately 2.46% in 2001 to approximately 1.31% in 2002. As of December 31, 2002, the occupancy of Fieldpointe Apartments was approximately 93% and the occupancy of The Westmont was approximately 99% as to residential units and 100% as to commercial space.

Inflation

Inflation is not expected to have a material adverse impact on Registrant's operations.

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

Registrant records its real estate assets at cost less accumulated depreciation and, if there are indications that impairment exists, adjusts the carrying value of those assets in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." See discussion under Liquidity and Capital Resources above regarding the possible disposition of the properties owned by the Operating Partnerships.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements that would have a significant impact on Registrant.

Contractual Obligations

As of December 31, 2004, Registrant has the following contractual obligations (payments due by period):

                            Total         < 1 year      1 - 3 years   3 - 5 years     > 5 years
                        -------------   ------------   ------------   ------------   -----------
Mortgages Payable       $  40,255,090   $    620,228   $  1,388,417   $  1,612,438   $36,634,007
                        =============   ============   ============   ============   ===========

Off - Balance Sheet Arrangements

None

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

Item 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A  Controls and Procedures

As of December 31, 2004, under the direction of the Chief Executive Officer and Chief Financial Officer of WRRC, Registrant evaluated the effectiveness of its disclosure controls and procedures and internal controls over financial reporting and concluded that (i) Registrant's disclosure controls and procedures were effective as of December 31, 2004, and (ii) no changes occurred during the quarter ended December 31, 2004 that materially affected, or are reasonably likely to materially affect, such internal controls.

Item 9B  Other Information

None

                                    PART III

Item 10  Directors and Executive Officers of the Registrant

The Partnership has no directors or executive officers.

The General Partners are WRRC, a Delaware corporation (the "WRRC General Partner"), Real Estate Equity Partners L.P., a Delaware limited partnership and an affiliate of Apartment Investment and Management Company (the "AIMCO General Partner") and WRC-87A Corporation, a Delaware corporation (the "A/WRRC General Partner"). The A/WRRC General Partner is currently one-half owned by Real Estate Equity Partners Inc., the corporate general partner of the AIMCO General Partner, and one-half owned by the shareholders of the WRRC General Partner.

                            The WRRC General Partner

The directors and certain officers of the WRRC General Partner are set forth below:

       Name                        Age     Office
       ----                        ---     ------

       Richard Paul Richman        57      President and Director

       Robert H. Wilder, Jr.       59      Executive Vice President and Director

       Neal Ludeke                 46      Treasurer

Each of such directors and officers has served in such capacity since the company's formation.

Richard Paul Richman is President and Director of the WRRC General Partner. Mr. Richman graduated from the Columbia University Law School with a Juris Doctor degree, the Columbia University Graduate School of Business Administration with a Master of Business Administration degree and Syracuse University with a Bachelor of Arts degree in Political Science. Mr. Richman has over ten years of extensive experience in both the development and management of residential properties. From 1973 until 1979, Mr. Richman practiced corporate law in New York City with the law firm of Greenbaum, Wolff & Ernst and then as a partner of Shipley, Richman & Nierenberg. For over six years, Mr. Richman acted as a lawyer in connection with the development, syndication and tax issues relating to real estate. Since 1988, Mr. Richman has been the President and majority stockholder of The Richman Group, Inc. ("Richman Group"). In recent years, Mr. Richman has devoted full time to the syndication and development of real estate. Mr. Richman was a vice president and shareholder of Related Housing Companies Incorporated, New York, New York from 1978 until mid-1979 with responsibility for that company's project acquisition and syndication activities. Mr. Richman has been a member of the National Advisory Board of the Housing and Development Reporter, a bi-weekly publication of the Bureau of National Affairs, Inc., a frequent speaker on real estate syndication, has been a member of the New York State Historic Credit Task Force, the National Leased Housing Association, the Coalition to Preserve the Low-Income Tax Credit and the Minority Developer Assistance Corporation (which was established by the New York State Battery Park Commission).

Robert H. Wilder, Jr. is Executive Vice President and Director of the WRRC General Partner. Mr. Wilder graduated from the University of Michigan with a Bachelor of Arts degree in Economics and from the Columbia University Graduate School of Business with a Master of Business Administration degree. After graduation in 1968, Mr. Wilder joined James D. Landauer Associates, Inc., a national real estate consulting firm, where his responsibilities included feasibility studies, market analyses, land use studies, portfolio valuations and appraisals of industrial, office, commercial and multi-family properties. From 1973 until mid-1979, Mr. Wilder was executive vice president and shareholder of Related Housing Companies Incorporated, New York, New York, and was responsible for mortgage financing and construction loan placement and the supervision of the development of the company's projects. Since 1988, Mr. Wilder has been the President and sole shareholder of Wilder Property Companies Inc. Mr. Wilder is also a licensed real estate broker in New York and Connecticut.

Neal Ludeke is the Treasurer of the WRRC General Partner. Mr. Ludeke, the Treasurer of Richman Group, is engaged primarily in the syndication, asset management and finance operations of Richman Group. In addition, Mr. Ludeke is a Vice President and the Treasurer of Richman Asset Management, Inc. ("RAM"), an affiliate of the WRRC General Partner. Mr. Ludeke's responsibilities in connection with RAM include various partnership management functions.

                            The AIMCO General Partner

Certain officers of Real Estate Equity Partners Inc. are set forth below.

       Name                        Age     Office
       ----                        ---     ------

       Terry Considine             57      Chairman of the Board of Directors
                                             & Chief Executive Officer

       Peter K. Kompaniez          60      Vice Chairman of the Board of
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

Peter K. Kompaniez has been Vice Chairman of the Board of Directors of AIMCO since July 1994. Mr. Kompaniez graduated from Yale University with a Bachelor of Arts degree in 1966 and from the University of California with a Juris Doctor degree in 1969. Mr. Kompaniez has also served as Chief Operating Officer of NHP Incorporated, which was acquired by AIMCO in December 1997. From 1986 to 1993, he served as President and Chief Executive Officer of Heron Financial Corporation ("HFC"), a United States holding company for Heron International N.V.'s real estate and related assets. While at HFC, Mr. Kompaniez administered the acquisition, development and disposition of approximately 8,150 apartment units (including 6,217 units that have been acquired by AIMCO) and 3.1 million square feet of commercial real estate.


                           The A/WRRC General Partner

The directors and officers of the A/WRRC General Partner are as follows:


         Name                              Office
         ----                              ------

         Terry Considine                   President and Director

         Richard Paul Richman              Executive Vice President, Secretary,
                                             Treasurer and Director


Mr. Considine's biography is included above under the AIMCO General Partner. Mr. Richman's biography is included above under the WRRC General Partner.

Registrant is not aware of any family relationship between any directors and executive officers noted herein Item 10.

Registrant is not aware of the involvement in certain legal proceedings with respect to the directors and executive officers noted herein Item 10.

The Board of Directors of the WRRC General Partner acts as the audit committee of the Registrant. Mr. Richman is a member of the Board of Directors of the WRRC General Partner and is deemed to be an audit committee financial expert. Mr. Richman is not independent of the Registrant.

The Board of Directors of the WRRC General Partner has adopted a code of ethics for senior financial officers of the Registrant, applicable to the Registrant's principal financial officer and comptroller or principal accounting officer, or persons performing similar functions. The Registrant will provide to any person without charge a copy of such code of ethics upon written request to the General Partner at 340 Pemberwick Road, Greenwich, Connecticut 06831, Attention:
Secretary.

Item 11  Executive Compensation

The Partnership is not required to pay the officers, directors or partners of the General Partners any direct compensation and no such compensation was paid during the fiscal year ended December 31, 2004.

Item 12  Security Ownership of Certain Beneficial Owners and Management

      a) As of December 31, 2004, no person or entity, other than the General Partners discussed below, was known by the Partnership to be the beneficial owner of more than five percent of the Units.

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


      Affiliates of WRRC, WRC 87-A Corporation and certain of the Carrollton and Columbia Operating General Partners own 250,035 Units, representing approximately 25.4% of the outstanding Units of limited partnership interest.


      Affiliates of Real Estate Equity Partners L.P. own 225,536 Units, representing approximately 22.9% of the outstanding Units.

      c) Registrant knows of no arrangements that may, at a subsequent date, result in a change of control of Registrant. Article VI of the Partnership Agreement describes the circumstances under which changes in General Partners can occur.

Item 13  Certain Relationships and Related Transactions with Management

The General Partners and their affiliates are entitled to receive certain compensation, fees and reimbursements of expenses. The Partnership incurred $98,437 in connection with investor services payable to an affiliate of the General Partners for the year ended December 31, 2004. Information regarding such compensation is set forth under the heading "Compensation And Fees To General Partners And Affiliates" at pages 13 through 19 of the Prospectus, which is incorporated herein by reference.

The financial interests in Registrant of the General Partners and Special Limited Partner are set forth under the heading "Profits, Losses and Distributions" at pages 64 through 67 of the Prospectus, which is incorporated herein by reference.

The taxable income generated by Registrant during the year ended December 31, 2004 allocated to each of the General Partners was approximately $2,400.

Transactions with Affiliates of Management

WRMC, Inc. ("WRMC"), an affiliate of certain General Partners, was the managing agent of Fieldpointe Apartments in 2004. In connection with these services, WRMC earned management and reporting fees of $112,980 in 2004.

LaMere Associates, Inc. ("LaMere"), an insurance agency affiliate of certain General Partners, provided insurance brokerage services in connection with certain insurance coverage provided to Fieldpointe Apartments in 2004. In connection with such insurance coverage, Carrollton incurred $94,409 in premiums for the year ended December 31, 2004.

Indebtedness of Management

No officer or director of the General Partners or any affiliate of the foregoing was indebted to Registrant at any time during the fiscal year ended December 31, 2004.

Item 14.  Principal Accountant Fees and Services

The annual audit fees for Registrant for the years ended December 31, 2004 and 2003 were $16,500 and $16,000, respectively, while the annual tax preparation fees for each of the years ended December 31, 2004 and 2003 were $2,500. There were no other accounting fees incurred by Registrant in 2004 and 2003. The audit committee approved the 2004 accounting fees.

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

      10(T) Columbia Partnership Multifamily Note (Multistate) dated as of June
            1, 2000.

      (24) Power of Attorney, incorporated by reference to Exhibit 25 of Form S-11.

      (27)  Financial Data Schedule.

      (28) Market Analysis dated February 1, 1985 of REDE Associates, incorporated by reference to Exhibit 28 of Form S-11.

      (31.1) Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

      (31.2) Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

      (32.1) Section 1350 Certification of Chief Executive Officer.

      (32.2) Section 1350 Certification of Chief Financial Officer.

      (99.1) Independent Auditors' Report for Columbia Westmont Associates,
             L.P., filed herein.

Other Exhibits

(b) Reports on form 8-K

None

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized on the 15th day of April 2005.


            SECURED INCOME L.P.

            By: Wilder Richman Resources Corporation, General Partner

                       By:    /s/Richard Paul Richman
                              -------------------------------------
                              Richard Paul Richman - Chief Executive Officer

                       By:    /s/Neal Ludeke
                              -------------------------------------
                              Neal Ludeke - Chief Financial Officer

            By:    WRC-87A Corporation, General Partner

                       By:    /s/Richard Paul Richman
                              -------------------------------------
                              Richard Paul Richman - Executive Vice
                                President and Treasurer

                      CONSOLIDATED FINANCIAL STATEMENTS AND
            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

                      SECURED INCOME L.P. AND SUBSIDIARIES

                        DECEMBER 31, 2004, 2003 AND 2002

                      SECURED INCOME L.P. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Table of Contents                                                           Page
-----------------                                                           ----

Report of Independent Registered Public Accounting Firm                      F-3

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

     Consolidated Statements of Operations                                   F-5

     Consolidated Statements of Partners' Deficit                            F-6

     Consolidated Statements of Cash Flows                                   F-7

     Notes to Consolidated Financial Statements                              F-8

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
Secured Income L.P.

      We have audited the consolidated balance sheets of Secured Income L.P. and Subsidiaries as of December 31, 2004, and 2003 and the related consolidated statements of operations, partners' deficit and cash flows for each of the three years in the period ended December 31, 2004. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of one of the Subsidiaries which total assets represent $19,797,407 of the total assets as of December 31, 2004 and $298,518 of the total earnings for the year then ended. Those financial statements were audited by another auditor, whose report has been furnished to us, and our opinion, insofar as it relates to the Subsidiary, is based solely on the report of the other auditor.

      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financing reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditor provide a reasonable basis for our opinion.

      In our opinion, based on our audits and the report of the other auditor, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Secured Income L.P. and Subsidiaries as of December 31, 2004 and 2003 and the results of their operations, changes in their partners' deficit and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

                                           By:  /s/ REZNICK GROUP, P.C.
                                                -----------------------

Bethesda, Maryland
March 28, 2005

                      SECURED INCOME L.P. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2004 AND 2003

                                                             Notes               2004                   2003
                                                             -----               ----                   ----

ASSETS

Property and equipment, net of accumulated
  depreciation                                                 2,5           $ 19,779,313           $ 21,212,956
Cash and cash equivalents                                      8,9              3,189,581              3,729,130
Restricted assets and funded reserves                        4,5,9              1,130,638                992,446
Tenant security deposits                                                          583,295                575,179
Interest and accounts receivable                                 9                 21,695                 48,711
Due from affiliate                                             6,9                 28,677
Prepaid expenses                                                                  892,000                924,520
Intangible assets, net of accumulated amortization               3              1,877,691              1,995,543
                                                                             ------------           ------------
                                                                             $ 27,502,890           $ 29,478,485
                                                                             ============           ============
LIABILITIES AND PARTNERS' DEFICIT

Liabilities

  Mortgages payable                                            5,8           $ 40,255,090           $ 40,830,762
  Accounts payable and accrued expenses                                           270,883                361,704
  Tenant security deposits payable                                                576,439                565,641
  Due to general partners and affiliates                         6                 22,990                 57,965
  Deferred revenue                                                                 68,736                 80,690
                                                                             ------------           ------------
                                                                               41,194,138             41,896,762
                                                                             ------------           ------------
Commitments and contingencies                              5,6,7,8

Partners' deficit                                                7

  Limited partners (984,369 units issued
      and outstanding)                                                        (12,003,510)           (10,812,676)
  General partners                                                             (1,687,738)            (1,605,601)
                                                                             ------------           ------------

                                                                              (13,691,248)           (12,418,277)
                                                                             ------------           ------------
                                                                             $ 27,502,890           $ 29,478,485
                                                                             ============           ============


                 See notes to consolidated financial statements.

                      SECURED INCOME L.P. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

                                     Notes     2004          2003         2002
                                     -----     ----          ----         ----
REVENUE

Rental                                      $8,180,068   $8,382,541   $8,230,293
Interest                                        30,479       37,303       74,436
Other                                          104,983      133,796      133,204
                                            ----------   ----------   ----------

TOTAL REVENUE                                8,315,530    8,553,640    8,437,933
                                            ----------   ----------   ----------

EXPENSES

Administration and management           6      987,249      945,204      959,981
Operating and maintenance                    1,585,960    1,542,487    1,453,731
Taxes and insurance                          2,034,675    1,750,931    1,468,463
Financial                             5,6    1,704,452    1,716,465    1,817,537
Depreciation and amortization         2,3    1,615,158    1,620,275    1,628,828
                                            ----------   ----------   ----------

TOTAL EXPENSES                               7,927,494    7,575,362    7,328,540
                                            ----------   ----------   ----------

NET EARNINGS                                $  388,036   $  978,278   $1,109,393
                                            ==========   ==========   ==========

NET EARNINGS ATTRIBUTABLE TO

  General partners                      7   $    3,880   $    9,783   $  339,861
  Limited partners                      7      384,156      968,495      769,532
                                            ----------   ----------   ----------

                                            $  388,036   $  978,278   $1,109,393
                                            ==========   ==========   ==========

NET EARNINGS ALLOCATED PER UNIT
  OF LIMITED PARTNERSHIP
  INTEREST                              7   $      .39   $      .98   $      .78
                                            ==========   ==========   ==========

Weighted number of units
  outstanding                                  984,369      984,369      984,369
                                            ==========   ==========   ==========


                See notes to consolidated financial statements.

                      SECURED INCOME L.P. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF PARTNERS' DEFICIT
                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

                                                             Limited          General
                                               Total         partners         partners
                                               -----         --------         --------
Partners' deficit, December 31, 2001       $(10,115,933)   $ (9,400,723)   $   (715,210)

Distributions to partners                    (2,540,793)     (1,574,990)       (965,803)

Net earnings                                  1,109,393         769,532         339,861
                                           ------------    ------------    ------------

Partners' deficit, December 31, 2002        (11,547,333)    (10,206,181)     (1,341,152)

Distributions to partners                    (1,849,222)     (1,574,990)       (274,232)

Net earnings                                    978,278         968,495           9,783
                                           ------------    ------------    ------------

Partners' deficit, December 31, 2003        (12,418,277)    (10,812,676)     (1,605,601)

Distributions to partners                    (1,661,007)     (1,574,990)        (86,017)

Net earnings                                    388,036         384,156           3,880
                                           ------------    ------------    ------------

Partners' deficit, December 31, 2004       $(13,691,248)   $(12,003,510)   $ (1,687,738)
                                           ============    ============    ============


                 See notes to consolidated financial statements.

                      SECURED INCOME L.P. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

                                                                       2004           2003           2002
                                                                       ----           ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES

Net earnings                                                       $   388,036    $   978,278    $ 1,109,393

Adjustments to reconcile net earnings to net cash
    provided by operating activities
       Depreciation and amortization                                 1,615,158      1,620,275      1,628,828
       Increase in restricted assets
         and funded reserves                                          (138,192)      (404,603)       (68,874)
       Increase in tenant security deposits                             (8,116)        (1,276)       (17,191)
       Decrease (increase) in accounts receivable                       27,016         (3,865)        (7,353)
       Increase (decrease) in prepaid expenses                          32,520       (169,600)      (125,299)
       Increase (decrease) in accounts payable
          and accrued expenses                                         (74,824)        14,029        130,693
       Increase (decrease) in tenant security deposits payable          10,798         (4,290)        14,305
       Decrease in due to general partners and affiliates              (34,975)      (114,340)      (122,283)
       Decrease in deferred revenue                                    (11,954)       (11,954)       (11,954)
                                                                   -----------    -----------    -----------
Net cash provided by operating activities                            1,805,467      1,902,654      2,530,265
                                                                   -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES

Advance to affiliate                                                   (28,677)
Capital expenditures                                                   (79,660)       (59,248)       (18,070)
                                                                   -----------    -----------    -----------
Net cash used in investing activities                                 (108,337)       (59,248)       (18,070)
                                                                   -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES

Mortgage principal payments                                           (575,672)      (534,358)      (468,535)
Distributions to partners                                           (1,661,007)    (1,849,222)    (2,540,793)
Repayment of general partner advances                                                                (64,638)
                                                                   -----------    -----------    -----------
Net cash used in financing activities                               (2,236,679)    (2,383,580)    (3,073,966)
                                                                   -----------    -----------    -----------
NET DECREASE IN CASH AND
    CASH EQUIVALENTS                                                  (539,549)      (540,174)      (561,771)

Cash and cash equivalents at beginning of year                       3,729,130      4,269,304      4,831,075
                                                                   -----------    -----------    -----------
CASH AND CASH EQUIVALENTS AT END OF YEAR                           $ 3,189,581    $ 3,729,130    $ 4,269,304
                                                                   ===========    ===========    ===========
SUPPLEMENTAL INFORMATION

Financial expenses paid                                            $ 1,709,060    $ 1,718,962    $ 1,765,649
                                                                   ===========    ===========    ===========

                 See notes to consolidated financial statements.

                      SECURED INCOME L.P. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2004, 2003 AND 2002

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

The Partnership is considering the sale of the underlying properties of the Operating Partnerships. It is possible that those sales could be consummated by September 30, 2005. If those transactions are consummated, understanding that there is a reasonable possibility that they may not be consummated at all, the operations of the Partnership would cease. It is the Partnership's understanding that certain approvals may be required by the lenders and others. Even if a sale of the properties can be successfully negotiated, there can be no assurance that all required approvals to the sales can be obtained. The preliminary offers indicate that the carrying amount of these long-lived assets is recoverable based on applying the standard accounting tests for impairment. However, since the offers are still preliminary, the assets continue to be classified as held and used assets in the accompanying balance sheets.

Principles of Consolidation

The consolidated financial statements include the assets, liabilities and results of operations that relate to the business of the Partnership, Carrollton and Columbia. All significant inter-partnership balances and transactions have been eliminated in consolidation. A general partner and special limited partner minority interest of 1.1% is held in each of the Operating Partnerships. That minority interest deficit has been allocated to the general partner of the Partnership for all periods presented.

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

                      SECURED INCOME L.P. AND SUBSIDIARIES

                        DECEMBER 31, 2004, 2003 AND 2002

Note 1 - Organization and Summary of Significant Accounting Policies (continued)

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

Impairment of Long-Lived Assets

In accordance with Statement of Financial Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," long-lived assets, primarily property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. The Partnership does not perform a periodic assessment of assets for impairment in the absence of such information or indicators. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. For long-lived assets to be held and used, the Partnership recognizes an impairment loss only if its carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss based on the difference between the carrying amount and estimated fair value. See discussion above regarding the possible disposition of the Operating Properties.

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

                      SECURED INCOME L.P. AND SUBSIDIARIES

                        DECEMBER 31, 2004, 2003 AND 2002

Note 1 - Organization and Summary of Significant Accounting Policies (continued)

Net Earnings (Loss) per Unit of Limited Partnership Interest

Net earnings (loss) per unit of limited partnership interest is calculated based upon the weighted average number of units outstanding, 984,369 for each of the years 2004, 2003 and 2002. Losses are allocated to limited partners until such time as the limited partners' equity reaches zero as a result of loss allocations.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Note 2 - Property and Equipment

Property and equipment as of December 31, 2004 and 2003 are summarized as follows:

                                                        2004           2003
                                                        ----           ----

         Land                                        $ 6,057,940   $ 6,057,940
         Buildings and improvements                   37,186,868    37,123,205
         Furniture and equipment                       1,643,607     1,643,607
                                                     -----------   -----------
                                                      44,888,415    44,824,752
         Less accumulated depreciation                25,109,102    23,611,796
                                                     -----------   -----------

                                                     $19,779,313   $21,212,956
                                                     ===========   ===========

Depreciation for the years 2004, 2003 and 2002 was $1,497,306, $1,502,423 and
$1,510,976 respectively.

Note 3 - Intangible Assets

Intangible assets as of December 31, 2004 and 2003 are summarized as follows:

                                                         2004         2003
                                                         ----         ----

         Acquisition fees                            $  787,495   $  787,495
         Mortgage costs                               2,159,285    2,159,285
         Leasing costs                                  269,265      269,265
                                                     ----------   ----------
                                                      3,216,045    3,216,045
         Less accumulated amortization                1,338,354    1,220,502
                                                     ----------   ----------

                                                     $1,877,691   $1,995,543
                                                     ==========   ==========

Amortization for the each of the three years ended December 31, 2004 was $117,852.

Note 4 - Restricted Assets and Funded Reserves

Restricted assets and funded reserves (see Note 5) as of December 31, 2004 and 2003 are summarized as follows:

                                                         2004         2003
                                                         ----         ----

         Escrows held by mortgage lenders            $  943,214   $  871,915
         Interest rate cap account                      187,424      120,531
                                                     ----------   ----------

                                                     $1,130,638   $  992,446
                                                     ==========   ==========

                      SECURED INCOME L.P. AND SUBSIDIARIES

                        DECEMBER 31, 2004, 2003 AND 2002

Note 5 - Mortgages Payable

Carrollton

Carrollton is obligated under the terms of a note in the original amount of $10,494,100, which note was financed through tax exempt revenue bonds issued by the City of Frederick, Maryland and is insured by the United States Department of Housing and Urban Development ("HUD"). The note bears interest at 6.09% with monthly payments of principal and interest of $60,900 due through maturity in February 2028. The note is collateralized by the underlying value of the real estate plus other amounts on deposit with the lender. Pursuant to agreements, Carrollton is required to make monthly escrow deposits for taxes, insurance and replacement of project assets, and is subject to restrictions as to operating policies, rental charges, operating expenditures and distributions to partners. The balance of the mortgage payable at December 31, 2004 and 2003 is $9,062,436 and $9,235,577, respectively.

Columbia

Columbia is obligated under the terms of two mortgages for which the Federal Home Loan Mortgage Corporation ("Freddie Mac") is the credit enhancer. Credit enhancement was provided for $24.2 million in tax exempt bonds (the "First Mortgage") and an $8.55 million conventional mortgage (the "Second Mortgage") payable to Freddie Mac. The First Mortgage matures in July 2030 and requires monthly payments of interest only until the maturity of the Second Mortgage (see below). After such maturity, a monthly principal reserve fund deposit will be required in an amount to be determined at that time. The interest rate is based on a weekly variable low floater index, with a weighted average of approximately 1.12% in 2004, approximately .99% in 2003 and approximately 1.31% in 2002. In connection with the First Mortgage, the Columbia Partnership purchased an interest rate cap, such that the rate cannot exceed 6.54% through June 1, 2005. In addition to the interest expense and tax and insurance escrows, monthly payments totaling approximately $26,800 are required, which payments include the credit enhancement fee and approximately $6,900 that is deposited to an escrow for the purchase of a future interest rate cap. The Second Mortgage bears interest at 8.07% and requires monthly principal and interest payments of $82,054 through maturity in July 2015. The balance of the First Mortgage as of December 31, 2004 and 2003 is $24,200,000. The balance of the Second Mortgage as of December 31, 2004 and 2003 is $6,992,654 and $7,395,185, respectively.

Aggregate annual mandatory maturities on the Carrollton and Columbia Mortgages as of December 31, 2004 are as follows:

                              2005          $   620,228
                              2006              668,288
                              2007              720,129
                              2008              776,052
                              2009              836,386
                        Thereafter           36,634,007
                                            -----------
                                            $40,255,090
                                            ===========

The carrying amount of the mortgages approximates fair value.

                      SECURED INCOME L.P. AND SUBSIDIARIES

                        DECEMBER 31, 2004, 2003 AND 2002

Note 6 - Related Party Transactions

Due to general partners and affiliates as of December 31, 2004 and 2003 consists of certain payables as follows:

                                               2004             2003
                                               ----             ----

         Columbia affiliates                 $22,196          $13,708
         WRMC, Inc.                              794               --
         WRC-87A Corporation                      --           44,257
                                             -------          -------
                                             $22,990          $57,965
                                             =======          =======

The management agent for Fieldpointe Apartments is WRMC, Inc., an affiliate of two of the general partners and one of the Carrollton general partners. The management agent is entitled to property management fees equal to 4% of residential income collected. In addition, the management agent is entitled to a reporting fee of $5 per unit per month for bookkeeping and reporting services. The maximum annual management and reporting fees may not exceed 5% of gross collections. Such fees of $112,980, $110,492 and $110,024 were charged to operations during 2004, 2003 and 2002, respectively. Accrued management fees as of December 31, 2004 are $794.

The management agent for The Westmont is an affiliate of one of the Columbia general partners and received property management fees calculated at 3% of rental income for each of the three years ended December 31, 2003. The charges to operations amounted to $170,861, $180,084 and $175,225 during 2004, 2003 and 2002, respectively. As of December 31, 2004 and 2003, accrued management fees and other expenses paid on behalf of Columbia were $22,196 and $13,708, respectively.

An affiliate of two of the general partners provides investor services for which it receives an amount equal to .5% of the gross proceeds from the offering of Partnership units, which amount is $98,437 per year. The Partnership paid the affiliate $142,694, $198,437 and $218,455 during 2004, 2003 and 2002, respectively, which includes amounts incurred and recorded in prior years.

A shareholder of two of the general partners provided debt financing for the capitalization of LaMere Associates, Inc. ("LaMere"), an insurance agency. In connection with such debt financing, the shareholder received 20% of the stock of LaMere. LaMere provided insurance brokerage services in connection with property, workers compensation, liability and umbrella insurance coverage provided to Carrollton. In connection with such insurance coverage, Carrollton incurred $94,409, $87,411 and $65,392 in premiums for the years ended December 31, 2004, 2003 and 2002, respectively.

During the year ended December 31, 2004, Columbia distributed $28,677 to its general partners, which amount should have been distributed to the Partnership. Such amount is reflected as due from affiliate in the accompanying balance sheet as of December 31, 2004 and is due on demand.

Carrollton owed its general partners and affiliates $64,638 as of December 31, 2001 for various advances, which amount was repaid during 2002. Such advances were unsecured, non-interest bearing and payable from Carrollton cash flow.

                      SECURED INCOME L.P. AND SUBSIDIARIES

                        DECEMBER 31, 2004, 2003 AND 2002

Note 7 - Partners' Deficit

Partnership Allocation

Profits and losses of the Partnership are allocated 1% and 99% to the general partners and limited partners, respectively, until such time as the limited partners' capital reaches zero as a result of loss allocations, after which all losses are allocated to the general partners.

Partnership Distributions

In accordance with the respective partnership agreements, to the extent that Carrollton and Columbia generate net operating cash flow in any year at a level sufficient, when distributed to the Partnership, to enable the Partnership to satisfy the allocable portion of the limited partners' 8% preferred return for such year without utilizing amounts generated from guaranteed investment contracts (the last of which matured in January 1998), the excess amounts generated from the guaranteed investment contracts would be paid or distributed to the general partners of Carrollton and/or Columbia, whichever generate(s) such level(s) of operating cash flow. No such excess distributions were generated during the term of the guaranteed investment contract periods. Including a distribution made to the Unit holders in March 2005, the Partnership has made twelve consecutive quarterly distributions totaling $4,724,971, representing approximately $1.60 per Unit for each of the years ended December 31, 2004, 2003 and 2002.

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

Concentration of Credit Risk

As of December 31, 2004, the Partnership has $1,323,009 in cash and cash equivalents which are deposited in interest-bearing accounts with an institution which is not insured by the Federal Deposit Insurance Corporation ("FDIC"). As of December 31, 2004, Carrollton has $469,848 in excess of FDIC insurance limits at two banks.

Long-term Leases

The commercial space and parking garage at Columbia are leased to tenants under the terms of noncancellable operating leases expiring on various dates through 2011. Future minimum rental payments as of December 31, 2004 are as follows:

                               2005          $  704,000
                               2006             722,000
                               2007             750,000
                               2008             709,000
                               2009             594,000
                         Thereafter           1,387,000
                                             ----------
                                             $4,866,000
                                             ==========

Income recognized under the garage and commercial space for the years 2004, 2003 and 2002 was $729,568, $983,881 and $834,518, respectively.

                      SECURED INCOME L.P. AND SUBSIDIARIES

                        DECEMBER 31, 2004, 2003 AND 2002

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

Accounts Receivable and Due from Affiliate

The carrying amount approximates fair value due to the short-term nature of the receivable.

The estimated fair values of the Partnership's financial instruments as of December 31, 2004 and 2003 are disclosed elsewhere in the financial statements.

                      SECURED INCOME L.P. AND SUBSIDIARIES

                        DECEMBER 31, 2004, 2003 AND 2002

Note 10 - Reconciliation of Taxable Income and Bases of Assets

A reconciliation of the financial statement net earnings to the income tax income of the Partnership for each of the years ended December 31, 2004, 2003 and 2002 is as follows:

                                                                    2004            2003             2002
                                                                 ---------      -----------      -----------

Financial statement net earnings                                 $ 388,036      $   978,278      $ 1,109,393

Excess depreciation for income tax purposes
  based on estimated useful life                                   (86,042)         (86,148)         (89,870)

Excess depreciation for financial reporting
  purposes due to purchase accounting treatment, net of
  excess tax depreciation resulting from a step-up in basis        331,013          329,753          297,939

Deferred revenue                                                   (11,954)         (11,954)         (11,954)

Payment of related party expense items not
  deductible until paid for tax purposes
  under Internal Revenue Code Section 267                          (47,403)         (92,589)        (104,319)

Amounts allocated to other partners of
  Carrollton and Columbia and other                                    457          (18,343)          10,469
                                                                 ---------      -----------      -----------
Income as shown on tax return                                    $ 574,107      $ 1,098,997      $ 1,211,658
                                                                 =========      ===========      ===========

A reconciliation of the financial statement carrying amount of total assets to the tax basis as of December 31, 2004 and 2003is as follows:

                                                           2004              2003
                                                       ------------      ------------
Financial statement carrying amount of assets          $ 27,502,890      $ 29,478,485

Difference which consists principally of the
  utilization of purchase accounting for financial
  statement purposes, net of a step-up in basis
  recorded for tax purposes                             (17,351,026)      (19,081,649)
                                                       ------------      ------------

Tax basis of assets                                    $ 10,151,864      $ 10,396,836
                                                       ============      ============

                      SECURED INCOME L.P. AND SUBSIDIARIES

                        DECEMBER 31, 2004, 2003 AND 2002

Note 11 - Quarterly Financial Information (unaudited)

The following is a summary of results of operations for each of the four quarters for the years indicated:

                                       First          Second             Third        Fourth
                                      Quarter         Quarter           Quarter       Quarter
                                      -------         -------           -------       -------

2004
----

Total revenue                        $2,031,333     $ 2,069,693      $2,087,233     $ 2,127,271

Net earnings (loss)                     194,643         (13,390)        154,491          52,292

Net earnings (loss) per unit of
  limited partnership interest              .20            (.02)            .16             .05

2003
----

Total revenue                        $2,163,244     $ 2,325,564      $1,998,257     $ 2,066,575

Net earnings (loss)                     392,451         579,639         201,961        (195,773)

Net earnings (loss) per unit of
  limited partnership interest              .39             .59             .20            (.20)

2002
----

Total revenue                        $2,107,317     $ 2,082,100      $2,056,029     $ 2,192,487

Net earnings                            391,450         309,020         237,817         171,106

Net earnings per unit of limited
  partnership interest                       --             .37             .24             .17
