Form 10-Q
period 2005-03-31
SECURED INCOME L P
filed 2005-05-16
CIK 804217

SECURITIES AND EXCHANGE COMMISSION
                                 Washington, DC
                            -------------------------


                                    FORM 10-Q



|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________  to _____________.


                         Commission file number 0-17412

                               Secured Income L.P.
                               -------------------
             (Exact name of Registrant as specified in its charter)


              Delaware                                     06-1185846
----------------------------------------            -----------------------
     State or other jurisdiction of                      (IRS Employer
     incorporation or organization                    Identification No.)

         340 Pemberwick Road
        Greenwich, Connecticut                                06831
------------------------------------------------      --------------------
(Address of principal executive offices)                    Zip Code


Registrant's telephone number, including area code:  (203) 869-0900


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

                      SECURED INCOME L.P. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                           March 31,
                                                              2005         December 31,
                                                           (Unaudited)         2004
                                                          ------------    ------------
ASSETS

Property and equipment (net of accumulated depreciation
  of $25,481,785 and $25,109,102)                         $ 19,406,630    $ 19,779,313
Cash and cash equivalents                                    3,162,549       3,189,581
Restricted assets and funded reserves                        1,552,406       1,130,638
Tenant security deposits                                       595,923         583,295
Accounts receivable 26,116                                                      21,695
Due from affiliate                                                              28,677
Prepaid expenses                                               486,838         892,000
Intangible assets, net of accumulated amortization           1,849,395       1,877,691
                                                          ------------    ------------

                                                          $ 27,079,857    $ 27,502,890
                                                          ============    ============


LIABILITIES AND PARTNERS' DEFICIT

Liabilities

  Mortgages payable                                       $ 40,104,343    $ 40,255,090
  Accounts payable and accrued expenses                        245,609         270,883
  Tenant security deposits payable                             580,469         576,439
  Due to general partners and affiliates                                        22,990
  Deferred revenue                                              68,736          68,736
                                                          ------------    ------------

                                                            40,999,157      41,194,138
                                                          ------------    ------------

Partners' deficit

  Limited partners                                         (12,227,784)    (12,003,510)
  General partners                                          (1,691,516)     (1,687,738)
                                                          ------------    ------------

                                                           (13,919,300)    (13,691,248)
                                                          ------------    ------------

                                                          $ 27,079,857    $ 27,502,890
                                                          ============    ============


                 See notes to consolidated financial statements.

                      SECURED INCOME L.P. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS
                   THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                   (Unaudited)



                                         2005           2004
                                     ------------   ------------

REVENUE

Rental                               $  2,114,940   $  2,025,130
Interest                                   14,135          6,203
                                     ------------   ------------

TOTAL REVENUE                           2,129,075      2,031,333
                                     ------------   ------------

EXPENSES

Administrative and management             258,909        220,093
Operating and maintenance                 316,359        315,762
Taxes and insurance                       524,514        482,194
Financial                                 457,128        416,657
Depreciation and amortization             400,979        401,984
                                     ------------   ------------

TOTAL EXPENSES                          1,957,889      1,836,690
                                     ------------   ------------

NET EARNINGS                         $    171,186   $    194,643
                                     ============   ============


NET EARNINGS ATTRIBUTABLE TO

     Limited partners                $    169,474   $    192,697
     General partners                       1,712          1,946
                                     ------------   ------------

                                     $    171,186   $    194,643
                                     ============   ============

NET EARNINGS ALLOCATED PER UNIT OF
     LIMITED PARTNERSHIP INTEREST    $        .17   $        .20
                                     ============   ============




                 See notes to consolidated financial statements.

                      SECURED INCOME L.P. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                   (Unaudited)

                                                                 2005            2004
                                                             ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net earnings                                                 $    171,186    $    194,643
Adjustments to reconcile net earnings to net cash provided
    by operating activities
      Depreciation and amortization                               400,979         401,984
      Increase in restricted assets and funded reserves          (421,768)       (511,796)
      Increase in tenant security deposits                        (12,628)         (9,322)
      Decrease (increase) in accounts receivable                   (4,421)          2,911
      Decrease in prepaid expenses                                405,162         439,807
      Decrease in accounts payable and accrued expenses           (25,274)       (132,906)
      Increase in tenant security deposits payable                  4,030          18,873
      Decrease in due to general partners and affiliates          (22,990)        (13,708)
                                                             ------------    ------------

Net cash provided by operating activities                         494,276         390,486
                                                             ------------    ------------


CASH FLOWS FROM INVESTING ACTIVITIES

Repayment of advance to affiliate                                  28,677
Capital expenditures                                                              (45,757)
                                                             ------------    ------------

Net cash provided by (used in) investing activities                28,677         (45,757)
                                                             ------------    ------------


CASH FLOWS FROM FINANCING ACTIVITIES

Distributions to partners                                        (399,238)       (393,748)
Principal payments on mortgages                                  (150,747)       (139,922)
                                                             ------------    ------------

Net cash used in financing activities                            (549,985)       (533,670)
                                                             ------------    ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                         (27,032)       (188,941)

Cash and cash equivalents at beginning of period                3,189,581       3,729,130
                                                             ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $  3,162,549    $  3,540,189
                                                             ============    ============


SUPPLEMENTAL INFORMATION

Financial expenses paid                                      $    486,028    $    387,670
                                                             ============    ============



                 See notes to consolidated financial statements.

                      SECURED INCOME L.P. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                                   (Unaudited)


1. The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The results of operations are impacted significantly by the results of operations of the Carrollton and Columbia Partnerships, (collectively, the "Operating Partnerships"), which is provided on an unaudited basis during interim periods. Accordingly, the accompanying consolidated financial statements are dependent on such unaudited information. In the opinion of the General Partners, the consolidated financial statements include all adjustments necessary to reflect fairly the results of the interim periods presented. All adjustments are of a normal recurring nature. No significant events have occurred subsequent to December 31, 2004 and no material contingencies exist which would require additional disclosure in the report under Regulation S-X, Rule 10-01 paragraph A-5.

      The Partnership is considering the sale of the underlying properties of the Operating Partnerships. It is possible that those sales could be consummated within approximately four to six months. If those transactions are consummated, understanding that there is a reasonable possibility that they may not be consummated at all, the operations of the Partnership would cease. It is the Partnership's understanding that certain approvals may be required by the lenders and others. Even if a sale of the properties can be successfully negotiated, there can be no assurance that all required approvals to the sales can be obtained. The preliminary offers indicate that the carrying amount of these long-lived assets is recoverable based on applying the standard accounting tests for impairment. However, since the offers are still preliminary, the assets continue to be classified as held and used assets in the accompanying balance sheets.

      The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the entire year.

2. Additional information, including the audited December 31, 2004 Consolidated Financial Statements and the Summary of Significant Accounting Policies, is included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2004 on file with the Securities and Exchange Commission.

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

Although the Partnership generated cash from operations during the three months ended March 31, 2005, cash and cash equivalents decreased by approximately $27,000 primarily as a result of a distribution to the limited partners. Mortgages payable decreased due to principal amortization of approximately $151,000. Property and equipment decreased by approximately $373,000 due to depreciation, while intangible assets decreased by approximately $28,000 due to amortization. Property and equipment and intangible assets are expected to decrease annually as the cost of these assets is allocated to future periods over their remaining estimated service lives. Prepaid expenses decreased and restricted assets and funded reserves increased in the ordinary course of operations.

The Partnership intends to make a distribution on or about May 15, 2005 of approximately $.40 per Unit to Unit holders as of March 31, 2005. In addition, the Partnership made quarterly distributions to the limited partners in May, August and November 2004 and in March 2005 totaling $1,574,990. Such distributions represent an annualized return to the limited partners of approximately 8% for the year ended December 31, 2004. The Partnership's ability to make quarterly distributions on an ongoing basis is subject to the operating results of the Operating Partnerships, which are highly contingent upon the interest rates of the Columbia Partnership's low-floater mortgage and the strength of their respective rental markets. Accordingly, there can be no assurance that the Operating Partnerships will continue to generate cash flow sufficient to make quarterly distributions or that future distributions will be in any specific amounts.

Wilder Richman Resources Corporation ("WRRC"), one of the general partners of Registrant, is aware of several recent tender offers to purchase Units of Secured Income L.P. The prices offered in the tender offers ranged from $23.30 per Unit to $34.00 per Unit. The sales of the two properties owned by the Operating Partnerships are currently being negotiated, and WRRC believes that Unit holders may realize greater value through a sale of the properties and a liquidation of the Partnership. WRRC also believes that, barring unforeseen issues, a sale of the properties could be accomplished within approximately four to six months. WRRC cannot provide any assurance that one or both of the properties can be sold at prices that would result in Unit prices higher than those offered in the tender offers, or that a sale can be completed at a price that would be acceptable to the Partnership.

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

                      SECURED INCOME L.P. AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations

Three Months Ended March 31, 2005

During the three months ended March 31, 2005, the Columbia Partnership's and the Carrollton Partnership's operations resulted in net earnings of approximately $127,000 and approximately $93,000, respectively. The Columbia Partnership's earnings include financial expenses and depreciation and amortization of approximately $307,000 and approximately $293,000, respectively, while the Carrollton Partnership's earnings include financial expenses and depreciation and amortization of approximately $150,000 and approximately $100,000, respectively. Accordingly, the Columbia Partnership and the Carrollton Partnership generated earnings from operating activities prior to financial expenses and depreciation and amortization of approximately $727,000 and approximately $343,000, respectively. Mortgage principal payments during the period for the Columbia Partnership and the Carrollton Partnership were approximately $106,000 and approximately $45,000, respectively. After considering the respective mandatory mortgage principal payments and required deposits to mortgage escrows, among other things, the Complexes generated combined cash flow of approximately $452,000 during the three months ended March 31, 2005. There can be no assurance that the level of cash flow generated by the Complexes during the three months ended March 31, 2005 will continue in future periods.

Results of operations for the three months ended March 31, 2005 are comparable to the three months ended March 31, 2004. Administrative and management expenses have increased in part as a result of costs incurred by the Partnership in connection with the tender offers noted above. Financial expenses have increased primarily as a result of the weighted average interest rate on the Columbia Partnership's first mortgage increasing from approximately .93% for the first three months of 2004 to approximately 1.78% for the first three months of 2005.

As of March 31, 2005, the occupancy of Fieldpointe Apartments (Carrollton) was approximately 93% and the occupancy of The Westmont (Columbia) was approximately 99% as to residential units and approximately 88% as to commercial space as a result of one of the commercial tenants breaking its lease in the second quarter of 2003. A termination fee of approximately $221,000, representing approximately eighteen months of rent for such space, was received and escrowed with the lender; such escrow will not be released until the earlier of the expiration of the original lease term or such time as the space is leased to another tenant. Any prospective tenant must be approved by the lender; the space has not been rented as of May 2005. The future operating results of the Complexes will be extremely dependent on market conditions and therefore may be subject to significant volatility.

Three Months Ended March 31, 2004

During the three months ended March 31, 2004, the Columbia Partnership's and the Carrollton Partnership's operations resulted in net earnings of approximately $166,000 and approximately $47,000, respectively. The Columbia Partnership's earnings include financial expenses and depreciation and amortization of approximately $264,000 and approximately $292,000, respectively, while the Carrollton Partnership's earnings include financial expenses and depreciation and amortization of approximately $153,000 and approximately $102,000, respectively. Accordingly, the Columbia Partnership and the Carrollton Partnership generated earnings from operating activities prior to financial expenses and depreciation and amortization of approximately $722,000 and approximately $302,000, respectively. Mortgage principal payments during the period for the Columbia Partnership and the Carrollton Partnership were approximately $98,000 and approximately $42,000, respectively. After considering the respective mandatory mortgage principal payments and required deposits to mortgage escrows, among other things, the Complexes generated combined cash flow of approximately $424,000 during the three months ended March 31, 2004. As of March 31, 2004, the occupancy of Fieldpointe Apartments (Carrollton) was approximately 96% and the occupancy of The Westmont (Columbia) was approximately 96% as to residential units and 88% as to commercial space (see discussion above).

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


Item 4. Controls and Procedures

As of March 31, 2005, under the direction of the Chief Executive Officer and Chief Financial Officer, Registrant evaluated the effectiveness of its disclosure controls and procedures and internal controls over financial reporting and concluded that (i) Registrant's disclosure controls and procedures were effective as of March 31, 2005, and (ii) no changes occurred during the quarter ended March 31, 2005, that materially affected, or are reasonably likely to materially affect, such internal controls.

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

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized on the 16th day of May 2005.


         SECURED INCOME L.P.

         By:  Wilder Richman Resources Corporation, General Partner

              By: /s/Richard Paul Richman
                  -------------------------------------------------------------
                  Richard Paul Richman - Chief Executive Officer

              By: /s/Neal Ludeke
                  -------------------------------------------------------------
                  Neal Ludeke - Chief Financial Officer


         By:  WRC-87A Corporation, General Partner

              By: /s/Richard Paul Richman
                  -------------------------------------------------------------
                  Richard Paul Richman - Executive Vice President and Treasurer