Form 10-Q
period 2005-06-30
SECURED INCOME L P
filed 2005-08-15
CIK 804217

SECURITIES AND EXCHANGE COMMISSION
                                 Washington, DC

                            -------------------------


                                    FORM 10-Q


  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

                                       OR

____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934


For the transition period from __________ to __________


                         Commission file number 0-17412

                               Secured Income L.P.
                               -------------------
             (Exact name of Registrant as specified in its charter)

          Delaware                                         06-1185846
--------------------------------                   -----------------------
State or other jurisdiction of                           (IRS Employer
incorporation or organization No.)                       Identification

         340 Pemberwick Road
        Greenwich, Connecticut                                 06831
----------------------------------------                     --------
(Address of principal executive offices)                     Zip Code


Registrant's telephone number, including area code:  (203) 869-0900


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

Yes     X      No
     -------       -------

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes            No     X
     -------       -------

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

                      SECURED INCOME L.P. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                              June 30,
                                                                2005           December 31,
                                                             (Unaudited)          2004
                                                            ------------      ------------

ASSETS

Property and equipment (net of accumulated depreciation
  of $25,854,467 and $25,109,102)                           $ 19,039,211      $ 19,779,313
Cash and cash equivalents                                      3,064,108         3,189,581
Restricted assets and funded reserves                          2,061,763         1,130,638
Tenant security deposits                                         604,471           583,295
Accounts receivable                                               31,973            21,695
Due from affiliate                                                                  28,677
Prepaid expenses                                                  38,690           892,000
Intangible assets, net of accumulated amortization             1,821,100         1,877,691
                                                            ------------      ------------
                                                            $ 26,661,316      $ 27,502,890
                                                            ============      ============

LIABILITIES AND PARTNERS' DEFICIT

Liabilities

  Mortgages payable                                         $ 39,950,515      $ 40,255,090
  Accounts payable and accrued expenses                          247,245           270,883
  Tenant security deposits payable                               610,309           576,439
  Due to general partners and affiliates                                            22,990
  Deferred revenue                                                68,736            68,736
                                                            ------------      ------------
                                                              40,876,805        41,194,138
                                                            ------------      ------------

Partners' deficit

  Limited partners                                           (12,506,613)      (12,003,510)
  General partners                                            (1,708,876)       (1,687,738)
                                                            ------------      ------------
                                                             (14,215,489)      (13,691,248)
                                                            ------------      ------------
                                                            $ 26,661,316      $ 27,502,890
                                                            ============      ============


                 See notes to consolidated financial statements.

                      SECURED INCOME L.P. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS
            THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2005 AND 2004
                                   (Unaudited)

                                          Three Months      Six Months        Three Months        Six Months
                                             Ended             Ended              Ended              Ended
                                         June 30, 2005     June 30, 2005      June 30, 2004      June 30, 2004
                                         -------------     -------------      -------------      -------------
REVENUE

Rental                                    $ 2,127,425       $ 4,242,365        $ 2,064,585        $ 4,089,715
Interest                                       16,962            31,097              5,108             11,311
                                          -----------       -----------        -----------        -----------

TOTAL REVENUE                               2,144,387         4,273,462          2,069,693          4,101,026
                                          -----------       -----------        -----------        -----------

EXPENSES

Administrative and management                 222,184           481,093            203,689            423,782
Operating and maintenance                     395,052           711,411            480,302            796,064
Taxes and insurance                           503,686         1,028,200            572,975          1,055,169
Financial                                     506,409           963,537            424,132            840,789
Depreciation and amortization                 400,977           801,956            401,985            803,969
                                          -----------       -----------        -----------        -----------
TOTAL EXPENSES                              2,028,308         3,986,197          2,083,083          3,919,773
                                          -----------       -----------        -----------        -----------
NET EARNINGS (LOSS)                       $   116,079       $   287,265        $   (13,390)       $   181,253
                                          ===========       ===========        ===========        ===========

NET EARNINGS (LOSS) ATTRIBUTABLE TO

     Limited partners                     $   114,918       $   284,392        $   (13,257)       $   179,440
     General partners                           1,161             2,873               (133)             1,813
                                          -----------       -----------        -----------        -----------
                                          $   116,079       $   287,265        $   (13,390)       $   181,253
                                          ===========       ===========        ===========        ===========

NET EARNINGS (LOSS) ALLOCATED
     PER UNIT OF LIMITED
     PARTNERSHIP INTEREST                 $       .12       $       .29        $      (.02)       $       .18
                                          ===========       ===========        ===========        ===========



                 See notes to consolidated financial statements.

                      SECURED INCOME L.P. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (Unaudited)

                                                                   2005             2004
                                                               -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES

Net earnings                                                   $   287,265      $   181,253
Adjustments to reconcile net earnings to net cash provided
    by operating activities
      Depreciation and amortization                                801,956          803,969
      Increase in restricted assets and funded reserves           (931,125)        (967,266)
      Increase in tenant security deposits                         (21,176)         (13,234)
      Decrease (increase) in accounts receivable                   (10,278)          15,825
      Decrease in prepaid expenses                                 853,310          870,601
      Decrease in accounts payable and accrued expenses            (23,638)         (29,380)
      Increase in tenant security deposits payable                  33,870           17,231
      Decrease in due to general partners and affiliates           (22,990)         (13,708)
                                                               -----------      -----------
Net cash provided by operating activities                          967,194          865,291
                                                               -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES

Repayment of advance to affiliate                                   28,677
Capital expenditures                                                (5,263)         (45,757)
                                                               -----------      -----------

Net cash provided by (used in) investing activities                 23,414          (45,757)
                                                               -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES

Distributions to partners                                         (811,506)        (891,490)
Principal payments on mortgages                                   (304,575)        (282,475)
                                                               -----------      -----------
Net cash used in financing activities                           (1,116,081)      (1,173,965)
                                                               -----------      -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS                         (125,473)        (354,431)

Cash and cash equivalents at beginning of period                 3,189,581        3,729,130
                                                               -----------      -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $ 3,064,108      $ 3,374,699
                                                               ===========      ===========

SUPPLEMENTAL INFORMATION

Financial expenses paid                                        $   980,718      $   797,358
                                                               ===========      ===========




                 See notes to consolidated financial statements.

                      SECURED INCOME L.P. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (Unaudited)

1. The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The results of operations are impacted significantly by the results of operations of the Carrollton and Columbia Partnerships (collectively, the "Operating Partnerships"), which is provided on an unaudited basis during interim periods. Accordingly, the accompanying consolidated financial statements are dependent on such unaudited information. In the opinion of the General Partners, the consolidated financial statements include all adjustments necessary to reflect fairly the results of the interim periods presented. All adjustments are of a normal recurring nature. No significant events have occurred subsequent to December 31, 2004 and no material contingencies exist which would require additional disclosure in the report under Regulation S-X, Rule 10-01 paragraph A-5.

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

     The results of operations for the six months ended June 30, 2005 are not necessarily indicative of the results to be expected for the entire year.

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

Although the Partnership generated cash from operations during the six months ended June 30, 2005, cash and cash equivalents decreased by approximately $125,000 primarily as a result of distributions to the limited partners. Mortgages payable decreased due to principal amortization of approximately $305,000. Property and equipment decreased by approximately $740,000 due to depreciation of approximately $745,000, partially offset by capital improvements of approximately $5,000, while intangible assets decreased by approximately $57,000 due to amortization. Property and equipment and intangible assets are expected to decrease annually as the cost of these assets is allocated to future periods over their remaining estimated service lives. Prepaid expenses decreased and restricted assets and funded reserves increased in the ordinary course of operations.

The Partnership made a distribution on or about May 15, 2005 of approximately $.40 per Unit to Unit holders as of March 31, 2005. In addition, the Partnership made quarterly distributions to the limited partners in May, August and November 2004 and in March 2005 totaling $1,574,990. Such distributions represent an annualized return to the limited partners of approximately 8% for the year ended December 31, 2004. The Partnership's ability to make quarterly distributions on an ongoing basis is subject to the operating results of the Operating Partnerships, which are highly contingent upon the interest rates of the Columbia Partnership's low-floater mortgage and the strength of their respective rental markets. Accordingly, there can be no assurance that the Operating Partnerships will continue to generate cash flow sufficient to make quarterly distributions or that future distributions will be in any specific amounts.

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

                      SECURED INCOME L.P. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations

Six Months Ended June 30, 2005

During the six months ended June 30, 2005, the Columbia Partnership's and the Carrollton Partnership's operations resulted in net earnings of approximately $212,000 and approximately $158,000, respectively. The Columbia Partnership's earnings include financial expenses and depreciation and amortization of approximately $665,000 and approximately $585,000, respectively, while the Carrollton Partnership's earnings include financial expenses and depreciation and amortization of approximately $299,000 and approximately $201,000, respectively. Accordingly, the Columbia Partnership and the Carrollton Partnership generated earnings from operating activities prior to financial expenses and depreciation and amortization of approximately $1,463,000 and approximately $657,000, respectively. Mortgage principal payments during the period for the Columbia Partnership and the Carrollton Partnership were approximately $214,000 and approximately $91,000, respectively. After considering the respective mandatory mortgage principal payments and required deposits to mortgage escrows, among other things, the Complexes generated combined cash flow of approximately $826,000 during the six months ended June 30, 2005. There can be no assurance that the level of cash flow generated by the Complexes during the six months ended June 30, 2005 will continue in future periods.

Results of operations for the six months ended June 30, 2005 have improved as compared to the six months ended June 30, 2004. Rental revenue has increased primarily as a result of higher average occupancy of the Columbia property. Administrative and management expenses have increased in part as a result of costs incurred by the Partnership in connection with the tender offers noted above. Operating and maintenance expenses have decreased as a result of scheduled improvements in 2004, but such expenses are reasonable when compared to the calendar 2004 total. Financial expenses have increased primarily as a result of the weighted average interest rate on the Columbia Partnership's first mortgage increasing from approximately .98% for the first six months of 2004 to approximately 2.18% for the first six months of 2005.

As of June 30, 2005, the occupancy of Fieldpointe Apartments (Carrollton) was approximately 99% and the occupancy of The Westmont (Columbia) was approximately 97% as to residential units and approximately 88% as to commercial space as a result of one of the commercial tenants breaking its lease in the second quarter of 2003. Any prospective tenant must be approved by the lender; the space has not been rented as of August 2005. The future operating results of the Complexes will be extremely dependent on market conditions and therefore may be subject to significant volatility.

Six Months Ended June 30, 2004

During the six months ended June 30, 2004, the Columbia Partnership's and the Carrollton Partnership's operations resulted in net earnings of approximately $141,000 and approximately $83,000, respectively. The Columbia Partnership's earnings include financial expenses and depreciation and amortization of approximately $536,000 and approximately $584,000, respectively, while the Carrollton Partnership's earnings include financial expenses and depreciation and amortization of approximately $304,000 and approximately $204,000, respectively. Accordingly, the Columbia Partnership and the Carrollton Partnership generated earnings from operating activities prior to financial expenses and depreciation and amortization of approximately $1,261,000 and approximately $590,000, respectively. Mortgage principal payments during the period for the Columbia Partnership and the Carrollton Partnership were approximately $197,000 and approximately $85,000, respectively. After considering the respective mandatory mortgage principal payments and required deposits to mortgage escrows, among other things, the Complexes generated combined cash flow of approximately $688,000 during the six months ended June 30, 2004. As of June 30, 2004, the occupancy of Fieldpointe Apartments
(Carrollton) was 100% and the occupancy of The Westmont (Columbia) was approximately 96% as to residential units and 88% as to commercial space (see discussion above).

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

Item 4.  Controls and Procedures

As of June 29, 2005, under the direction of the Chief Executive Officer and Chief Financial Officer, Registrant evaluated the effectiveness of its disclosure controls and procedures and concluded that such disclosure controls and procedures were effective as of June 29, 2005. No changes occurred during the quarter ended June 29, 2005 that materially affected, or are reasonably likely to materially affect, Registrant's internal control over financial reporting.

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized on the 15th day of August 2005.

                    SECURED INCOME L.P.

                    By:    Wilder Richman Resources Corporation, General Partner

                           By:    /s/Richard Paul Richman
                                  ------------------------------------------
                                  Richard Paul Richman - Chief
                                  Executive Officer

                           By:    /s/Neal Ludeke
                                  ------------------------------------------
                                  Neal Ludeke - Chief Financial Officer

                    By:    WRC-87A Corporation, General Partner

                           By:    /s/Richard Paul Richman
                                  ------------------------------------------
                                  Richard Paul Richman - Executive
                                  Vice President and Treasurer