Form 10-Q
period 2005-09-30
SECURED INCOME L P
filed 2005-11-14
CIK 804217

SECURITIES AND EXCHANGE COMMISSION
                                 Washington, DC
                            -------------------------

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to
                               ------------    -------------

                         Commission file number 0-17412

                               Secured Income L.P.
             (Exact name of Registrant as specified in its charter)

               Delaware                                         06-1185846
----------------------------------------                  ----------------------
     State or other jurisdiction of                           (IRS Employer
     incorporation or organization                           Identification No.)

         340 Pemberwick Road
        Greenwich, Connecticut                              06831
----------------------------------------            --------------------
(Address of principal executive offices)                 Zip Code

Registrant's telephone number, including area code:  (203) 869-0900

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

Yes    |_|       No  |X|

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes    |_|       No  |X|

                      SECURED INCOME L.P. AND SUBSIDIARIES

                         Part I - Financial Information

Table of Contents

Item 1     Financial Statements                                             Page
           --------------------                                             ----

           Consolidated Balance Sheets                                       3

           Consolidated Statements of Operations                             4

           Consolidated Statements of Cash Flows                             5

           Notes to Consolidated Financial Statements                        6

Item 2     Management's Discussion and Analysis of Financial Condition
           -----------------------------------------------------------
           and Results of Operations                                         7
           -------------------------

Item 3     Quantitative and Qualitative Disclosure about Market Risk         9
           ---------------------------------------------------------

Item 4     Controls and Procedures                                           9
           -----------------------

                      SECURED INCOME L.P. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                          September 30,
                                                               2005       December 31,
                                                          (Unaudited)          2004
                                                          ------------    ------------
ASSETS

Property and equipment (net of accumulated depreciation
  of $26,227,149 and $25,109,102)                         $ 18,670,839    $ 19,779,313
Cash and cash equivalents                                    2,971,779       3,189,581
Restricted assets and funded reserves                        2,229,255       1,130,638
Tenant security deposits                                       614,596         583,295
Accounts receivable                                             22,698          21,695
Due from affiliate                                                              28,677
Prepaid expenses                                               271,386         892,000
Intangible assets, net of accumulated amortization           1,792,804       1,877,691
                                                          ------------    ------------

                                                          $ 26,573,357    $ 27,502,890
                                                          ============    ============

LIABILITIES AND PARTNERS' DEFICIT

Liabilities

  Mortgages payable                                       $ 39,794,284    $ 40,255,090
  Accounts payable and accrued expenses                        624,970         270,883
  Tenant security deposits payable                             603,615         576,439
  Due to general partners and affiliates                        20,018          22,990
  Deferred revenue                                              68,736          68,736
                                                          ------------    ------------

                                                            41,111,623      41,194,138
                                                          ------------    ------------

Partners' deficit

  Limited partners                                         (12,820,401)    (12,003,510)
  General partners                                          (1,717,865)     (1,687,738)
                                                          ------------    ------------

                                                           (14,538,266)    (13,691,248)
                                                          ------------    ------------

                                                          $ 26,573,357    $ 27,502,890
                                                          ============    ============

                 See notes to consolidated financial statements.

                      SECURED INCOME L.P. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
         THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (Unaudited)

                                 Three Months      Nine Months         Three Months     Nine Months
                                     Ended           Ended                Ended            Ended
                                 September 30,     September 30,       September 30,    September 30,
                                     2005             2005                2004              2004
                                ---------------   ---------------   ---------------   ---------------
REVENUE

Rental                          $     2,123,619   $     6,365,984   $     2,076,280   $     6,165,995
Interest                                 18,077            49,174            10,953            22,264
                                ---------------   ---------------   ---------------   ---------------

TOTAL REVENUE                         2,141,696         6,415,158         2,087,233         6,188,259
                                ---------------   ---------------   ---------------   ---------------

EXPENSES

Administrative and management           264,087           745,180           243,905           667,687
Operating and maintenance               397,405         1,108,816           375,062         1,171,126
Taxes and insurance                     510,529         1,538,729           486,343         1,541,512
Financial                               487,930         1,451,467           425,446         1,266,235
Depreciation and amortization           400,978         1,202,934           401,986         1,205,955
                                ---------------   ---------------   ---------------   ---------------

TOTAL EXPENSES                        2,060,929         6,047,126         1,932,742         5,852,515
                                ---------------   ---------------   ---------------   ---------------

NET EARNINGS                    $        80,767   $       368,032   $       154,491   $       335,744
                                ===============   ===============   ===============   ===============

NET EARNINGS ATTRIBUTABLE TO

     Limited partners           $        79,960   $       364,352   $       152,947   $       332,387
     General partners                       807             3,680             1,544             3,357
                                ---------------   ---------------   ---------------   ---------------

                                $        80,767   $       368,032   $       154,491   $       335,744
                                ===============   ===============   ===============   ===============

NET EARNINGS ALLOCATED
     PER UNIT OF LIMITED
     PARTNERSHIP INTEREST       $           .08   $           .37   $           .16   $           .34
                                ===============   ===============   ===============   ===============


                 See notes to consolidated financial statements.

                      SECURED INCOME L.P. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (Unaudited)

                                                                 2005             2004
                                                             -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net earnings                                                 $     368,032    $     335,744
Adjustments to reconcile net earnings to net cash provided
    by operating activities
      Depreciation and amortization                              1,202,934        1,205,955
      Increase in restricted assets and funded reserves         (1,098,617)      (1,301,890)
      Increase in tenant security deposits                         (31,301)         (14,466)
      Decrease (increase) in accounts receivable                    (1,003)          18,137
      Decrease in prepaid expenses                                 620,614          784,342
      Increase in accounts payable and accrued expenses            354,087          303,952
      Increase in tenant security deposits payable                  27,176           23,656
      Decrease in due to general partners and affiliates            (2,972)         (13,708)
                                                             -------------    -------------

Net cash provided by operating activities                        1,438,950        1,341,722
                                                             -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES

Repayment of advance to affiliate                                   28,677
Capital expenditures                                                (9,573)         (45,757)
                                                             -------------    -------------

Net cash provided by (used in) investing activities                 19,104          (45,757)
                                                             -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES

Distributions to partners                                       (1,215,050)      (1,290,469)
Principal payments on mortgages                                   (460,806)        (427,708)
                                                             -------------    -------------

Net cash used in financing activities                           (1,675,856)      (1,718,177)
                                                             -------------    -------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                         (217,802)        (422,212)

Cash and cash equivalents at beginning of period                 3,189,581        3,729,130
                                                             -------------    -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $   2,971,779    $   3,306,918
                                                             =============    =============

SUPPLEMENTAL INFORMATION

Financial expenses paid                                      $   1,456,995    $   1,262,249
                                                             =============    =============

                 See notes to consolidated financial statements.

                      SECURED INCOME L.P. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
                                   (Unaudited)

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

      The Partnership is considering the sale of the underlying properties of the Operating Partnerships. Several written offers have already been received for each of the two properties. The Columbia Operating General Partner reports that additional potential purchasers have expressed interest, which could possibly impact the sales price, and further reports that any sale would be unlikely to occur before the first quarter of 2006. If those transactions are consummated, understanding that there is a reasonable possibility that they may not be consummated at all, the operations of the Partnership would cease. It is the Partnership's understanding that certain approvals may be required by the lenders and others. Even if a sale of the properties can be successfully negotiated, there can be no assurance that all required approvals to the sales can be obtained. The preliminary offers indicate that the carrying amount of these long-lived assets is recoverable based on applying the standard accounting tests for impairment. However, since the offers are still preliminary, the assets continue to be classified as held and used assets in the accompanying balance sheets.

      The results of operations for the nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for the entire year.

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

Although the Partnership generated cash from operations during the nine months ended September 30, 2005, cash and cash equivalents decreased by approximately $218,000 primarily as a result of distributions to the limited partners. Mortgages payable decreased due to principal amortization of approximately
$461,000. Property and equipment decreased by approximately $1,108,000 due to depreciation of approximately $1,118,000, partially offset by capital improvements of approximately $10,000, while intangible assets decreased by approximately $85,000 due to amortization. Property and equipment and intangible assets are expected to decrease annually as the cost of these assets is allocated to future periods over their remaining estimated service lives. Prepaid expenses decreased while restricted assets and funded reserves and accounts payable and accrued expenses increased in the ordinary course of operations.

The Partnership made distributions of approximately $.40 per Unit on or about May 15, 2005 to Unit holders as of March 31, 2005 and on or about August 15, 2005 to Unit holders as of June 30, 2005. In addition, the Partnership made quarterly distributions to the limited partners in May, August and November 2004 and in March 2005 totaling $1,574,990. Such distributions represent an annualized return to the limited partners of approximately 8% for the year ended December 31, 2004. The Partnership's ability to make quarterly distributions on an ongoing basis is subject to the operating results of the Operating Partnerships, which are highly contingent upon the interest rates of the Columbia Partnership's low-floater mortgage and the strength of their respective rental markets. Accordingly, there can be no assurance that the Operating Partnerships will continue to generate cash flow sufficient to make quarterly distributions or that future distributions will be in any specific amounts.

Wilder Richman Resources Corporation ("WRRC"), one of the general partners of Registrant, is aware of several recent tender offers to purchase Units of Secured Income L.P. The prices offered in the tender offers ranged from $23.30 per Unit to $34.00 per Unit. The sales of the two properties owned by the Operating Partnerships are currently being negotiated, and WRRC believes that Unit holders may realize greater value through a sale of the properties and a liquidation of the Partnership. Several written offers have already been received for each of the two properties. The Columbia Operating General Partner reports that additional potential purchasers have expressed interest, which could possibly impact the sales price, and further reports that any sale would be unlikely to occur before the first quarter of 2006. WRRC cannot provide any assurance that one or both of the properties can be sold at prices that would result in Unit prices higher than those offered in the tender offers, or that a sale can be completed at a price that would be acceptable to the Partnership.

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

                      SECURED INCOME L.P. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations

Nine Months Ended September 30, 2005

During the nine months ended September 30, 2005, the Columbia Partnership's and the Carrollton Partnership's operations resulted in net earnings of approximately $307,000 and approximately $217,000, respectively. The Columbia Partnership's earnings include financial expenses and depreciation and amortization of approximately $1,005,000 and approximately $878,000, respectively,  while the Carrollton  Partnership's  earnings  include  financial expenses and depreciation and amortization of approximately $447,000 and approximately $301,000, respectively. Accordingly, the Columbia Partnership and the Carrollton Partnership generated earnings from operating activities prior to financial expenses and depreciation and amortization of approximately $2,190,000 and approximately $965,000, respectively. Mortgage principal payments during the period for the Columbia Partnership and the Carrollton Partnership were approximately $324,000 and approximately $137,000, respectively. After considering the respective mandatory mortgage principal payments and required deposits to mortgage escrows, among other things, the Complexes generated combined cash flow of approximately $1,225,000 during the nine months ended September 30, 2005. There can be no assurance that the level of cash flow generated by the Complexes during the nine months ended September 30, 2005 will continue in future periods.

Results of operations for the nine months ended September 30, 2005 are comparable to the nine months ended September 30, 2004 despite a significant increase in financial expenses. Rental revenue has increased primarily as a result of higher average occupancy of the Columbia property. Administrative and management expenses have increased in part as a result of costs incurred by the Partnership in connection with the tender offers noted above. Financial expenses have increased primarily as a result of the weighted average interest rate on the Columbia Partnership's first mortgage increasing from approximately 1.04% for the first nine months of 2004 to approximately 2.24% for the first nine months of 2005.

As of September 30, 2005, the occupancy of Fieldpointe Apartments (Carrollton) was approximately 98% and the occupancy of The Westmont (Columbia) was 100% as to residential units and approximately 88% as to commercial space as a result of one of the commercial tenants breaking its lease in the second quarter of 2003. Any prospective tenant must be approved by the lender; the space has not been rented as of November 2005. The future operating results of the Complexes will be extremely dependent on market conditions and therefore may be subject to significant volatility.

Nine Months Ended September 30, 2004

During the nine months ended September 30, 2004, the Columbia Partnership's and the Carrollton Partnership's operations resulted in net earnings of approximately $252,000 and approximately $160,000, respectively. The Columbia Partnership's earnings include financial expenses and depreciation and amortization of approximately $811,000 and approximately $876,000, respectively, while the Carrollton Partnership's earnings include financial expenses and depreciation and amortization of approximately $455,000 and approximately $306,000, respectively. Accordingly, the Columbia Partnership and the Carrollton Partnership generated earnings from operating activities prior to financial expenses and depreciation and amortization of approximately $1,939,000 and approximately $921,000, respectively. Mortgage principal payments during the period for the Columbia Partnership and the Carrollton Partnership were approximately $299,000 and approximately $129,000, respectively. After considering the respective mandatory mortgage principal payments and required deposits to mortgage escrows, among other things, the Complexes generated combined cash flow of approximately $1,127,000 during the nine months ended September 30, 2004. As of September 30, 2004, the occupancy of Fieldpointe Apartments (Carrollton) was approximately 99% and the occupancy of The Westmont (Columbia) was approximately 98% as to residential units and approximately 88% as to commercial space.

                      SECURED INCOME L.P. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Other Events

Affiliates of Mackenzie Patterson Fuller, Inc. and C. E. Patterson ("Mackenzie Patterson") filed a tender offer dated August 22, 2005, offering to acquire up to 85,000 Units of limited partnership interest at $34 per Unit, which offer expired September 21, 2005. The tender offer was filed with the SEC on Schedule TO on August 22, 2005 and is publicly available at www.sec.gov. The offer was amended September 20, 2005, extending the expiration date to October 5, 2005. Such tender offer resulted in the acquisition of 24,910 Units; affiliates of Mackenzie Patterson own 126,302 Units, representing approximately 12.8% of the outstanding Units.

Critical Accounting Policies

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

Item 4. Controls and Procedures

As of September 30, 2005, under the direction of the Chief Executive Officer and Chief Financial Officer, Registrant evaluated the effectiveness of its disclosure controls and procedures and concluded that such disclosure controls and procedures were effective as of September 30, 2005. No changes occurred during the quarter ended September 30, 2005 that materially affected, or are reasonably likely to materially affect, Registrant's internal control over financial reporting.

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

           Exhibit  31.1  Rule   13a-14(a)/15d-14(a)   Certification  of  Chief
           Executive Officer

           Exhibit  31.2  Rule   13a-14(a)/15d-14(a)   Certification  of  Chief
           Financial Officer

           Exhibit 32.1 Section 1350 Certification of Chief Executive Officer

           Exhibit 32.2 Section 1350 Certification of Chief Financial Officer

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized on the 14th day of November 2005.

                SECURED INCOME L.P.

                By:    Wilder Richman Resources Corporation, General Partner

                       By:    /s/ Richard Paul Richman
                              --------------------------------------------------
                              Richard Paul Richman - Chief Executive Officer

                       By:    /s/ Neal Ludeke
                              --------------------------------------------------
                              Neal Ludeke - Chief Financial Officer

                By:    WRC-87A Corporation, General Partner

                       By:    /s/Richard Paul Richman
                              --------------------------------------------------
                              Richard Paul Richman - Executive Vice President and Treasurer