Form 10-K
period 2005-12-31
SECURED INCOME L P
filed 2006-04-18
CIK 804217

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K
(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For fiscal year ended December 31, 2005

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

Units of Limited Partnership Interest

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes     No X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes     No X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer     Accelerated Filer      Non-Accelerated Filer   X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes     No X

The aggregate sales price of the units of limited partner-ship interest held by non-affiliates of the Registrant is $19,687,380. There is currently no public market for the units of limited partnership interest and, accordingly, such figure does not represent the market value for the units.

Documents incorporated by reference:
The Prospectus of the Registrant, dated March 5, 1987 as supplemented and filed pursuant to Rule 424(b) and (c) under the Securities Act of 1933, is incorporated by reference into Parts I, II and III of this Annual Report on Form 10-K.

PART I

Item 1     Business

General Development of Business and Narrative Description of Business

Registrant (also referred to as the "Partnership") is a limited partnership which was formed under the Delaware Revised Uniform Limited Partnership Act on October 10, 1986. The general partners of the Partnership (the "General Partners") are Wilder Richman Resources Corporation (“WRRC”), a Delaware corporation, Real Estate Equity Partners L.P., a Delaware limited partnership and WRC-87A Corporation, a Delaware corporation.

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

Pursuant to Registrant’s Prospectus, as supplemented on October 2, 1987, December 15, 1987 and March 29, 1988, Registrant offered up to $50 million of units of limited partnership interest in Registrant (the "Units") at an offering price of $20 per Unit. The Units were registered under the Securities Act of 1933 pursuant to a Regis-tration Statement on Form S-11 (Registration No. 33-9602).

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

Financial Information About Industry Segments

Registrant is engaged solely in the business of owning a limited partnership interest in each of the Operating Partnerships. A presentation of information regarding industry segments is not applicable and would not be material to an understanding of the Partnership's business taken as a whole. See Item 8 below for a summary of Registrant's operations.

Competition

Information regarding competition, general risks, tax risks and partnership risks is set forth under the heading "Risk Factors" at pages 37 through 48 of the Prospectus, which is incorporated herein by reference. See discussion below in Item 1A.

Compliance with Environmental Protection Provisions

Registrant is not aware of any non-compliance by the Operating Partnerships with respect to federal, state and local provisions regulating the discharge of material into the environment or otherwise relating to the pro-tection of the environment, and is not aware of any condition that would have a material effect on the capital expenditures or competitive position of Registrant.

Employees of Registrant

Registrant employs no personnel and incurs no payroll costs. An affiliate of WRRC employs individuals who perform accounting, secretarial, transfer and other services on behalf of Registrant as are necessary in the ordinary course of business. Such individuals also per-form similar services for other affiliates of WRRC.

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

Item 1A     Risk Factors

Risks of Real Estate Investments and High Leverage

Registrant’s investment in the Operating Partnerships is subject to the risks associated with multi-family rental property and real estate in general (which, in the case of Columbia Westmont Associates, L.P., formerly Columbia Associates (the "Columbia Partnership"), include retail and commercial as well as residential space). Factors which may affect the Registrant are subject to change and not in the control of the Registrant. Those factors include adverse use of adjacent or neighborhood real estate, changes in the demand for or supply of competing properties, changes in state or local tax rates and assessments, increases in utility charges, unexpected expenditures for repairs and maintenance, changes in local economic conditions, changes in interest rates and the availability of financing which may render the sale or refinancing of the Complexes difficult or unattractive. To the extent that commercial space is leased to tenants at rents related to a percentage of the gross receipts of the tenant, the performance of the Complex is subject to the risks inherent in the tenant’s business.

Registrant’s investments in the Operating Partnerships are highly leveraged and, in the case of the Complex owned by the Columbia partnership, with variable rate debt. With the use of variable rate debt, an increase in interest rates could have an adverse impact on the cash flow of the Complex if such costs are not offset by an increase in rents charged to tenants. To the extent that revenues are not sufficient to meet operating expenses and service the respective mortgages of the Complexes, such Operating Partnership would be required to use reserves and any other funds available to avoid foreclosure of the subject Property. There can be no assurance that additional funds would be available to any Operating Partnership or the Partnership, if needed. In addition, there can be no assurance that, when a Complex is sold, that the proceeds from a sale will be sufficient to pay balance due on the mortgage loans or any other outstanding indebtedness to which the Complex is subject.

Lack of Geographic Diversity and Acts of Terrorism

As a result of potential economic changes in the Northeast region, the financial condition of the Operating Partnerships and their ability to satisfy operating costs and debt service and make cash flow distributions could be materially affected.

The events of September 11, 2001 have increased the risk that the operations of the Properties may be adversely impacted as a result of the effect of these events on the economy in general and because the Properties are located in New York City and near Washington, D.C.

Item 1B     Unresolved Staff Comments

Not applicable.

Item 2     Properties

The following table sets forth information regarding the Complexes owned by the Operating Partnerships as of December 31, 2005.

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

The mortgage financing of the Carrollton Partnership was financed from the sale of tax-exempt bonds pursuant to the terms of Section 103(b)(4)(a) of the Internal Revenue Code. The mortgage in the original amount of $10,494,100, bearing fixed 6.09% interest and maturing in February 2028, is insured by the United States Depart-ment of Housing and Urban Development ("HUD") under Section 221(d)(4) of the National Housing Act, as amended. Under the terms of the financing, 80% of the units are permitted market rate rents and 20% of the units are to be rented to people earning no more than the low or moderate income levels within the meaning of Section 103(b)(4)(a) of the Internal Revenue Code. The Fieldpointe Apartments occupancy rate was approximately 99% as of December 31, 2005.

The Westmont, which is owned by the Columbia Partnership, contains 163 apartment units, 9,415 square feet of commercial space, 46 garage parking spaces, and a penthouse with an exercise center and health club which offers exercise equipment, steam room, sauna, jacuzzi and a large terrace. The apartments feature numerous luxury amenities, in-cluding security systems, microwave ovens, dishwashers and hard-wood floors.

Registrant acquired its interest as a limited partner in the Columbia Partnership by making a capital contribu-tion of $12,571,634. Of this amount, $6,651,323 was invested in guaranteed investment con-tracts (which had a value of $5,610,679, including net accrued interest of $18,918, at the time of the acquisition as a result of principal amortization from the dates of purchase of such guaranteed investment contracts to the closing of the Columbia Partnership acquisition), $5,921,104 was contributed upon Registrant’s acquisition of the Operating Partnership Interest in the Columbia Partnership and $1,039,851 was contributed to the Columbia Partnership upon the achievement of sustaining rental revenue.

The Columbia Partnership’s mortgages were refinanced in June 2000. The first mortgage, in the amount of $24.2 million, is subject to interest based on a variable low floater index with credit enhancement provided by the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and matures in July 2030. The second mortgage, in the original amount of $8.55 million and payable to Freddie Mac, is subject to fixed interest at 8.07% and matures in July 2015. Under the terms of the refinancing, 20% of the residential units in The Westmont will be maintained for occupancy by low or moder-ate income tenants through February 2009. The Westmont's occupancy rate as of December 31, 2005 was approximately 100% as to residential dwelling units and approximately 88% as to commercial space (see Item 7 herein, Management's Discussion and Analysis of Financial Condition and Results of Operations, for further discussion).

As of December 31, 2005, the market rental rates of the Complexes were approximately as follows:

	Fieldpointe	The
	Apartments	Westmont
Monthly Rental Rates:
Studio		$1,750 - $2,355
One-Bedroom	$765 - $790	$2,200 - $3,875
Two-Bedroom	$820 - $930	$3,000 - $4,425
Three-Bedroom	$1,020 - $1,080	$4,100 - $5,000

The low and moderate income rental rates as of December 31, 2005 for Fieldpointe Apartments fall within the ranges noted above. Such rates for The Westmont range from $705 to $1,185.

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

Item 4     Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5     Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market

There is no developed public market for the purchase and sale of Units and Registrant does not anticipate that such a market will develop.

Holders

As of December 31, 2005, there were approximately 569 record holders of Units (the "Limited Partners") holding an aggregate of 984,369 Units in the Partnership.

Distributions

The Agreement of Limited Partnership of Registrant (the "Partnership Agreement") provides that all Cash Available for Distribution (as defined therein) be distributed quarterly to the partners in spe-cified proportions. Including a distribution anticipated to be made to the Unit holders in April 2006, the Partnership will have made a distribution to the limited partners of approximately 8% for each of the years ended December 31, 2005, 2004 and 2003. Prior to the Columbia Partnership’s mortgage restructuring in 2000, the Columbia Partnership was prohibited from distributing cash flow from operations. See Item 7 herein, Management's Discussion and Analysis of Financial Condition and Results of Operations, for further discussion.

Recent Sales of Unregistered Securities

None

Item 6      Selected Financial Data

The following table summarizes certain selected consolidated financial information concerning Registrant and should be read in conjunction with the consolidated financial statements and the related notes thereto:

	Year Ended December 31,
	2005	2004	2003	2002	2001

Total revenue	$8,628,104	$8,315,530	$8,553,640	$8,437,933	$8,446,311

Net income	532,665	388,036	978,278	1,109,393	1,070,991

Net income allocated per unit of limited partnership interest	.54	.39	.98	.78	--

Income (loss) from continuing operations	(138,422)	(88,261)	(60,954)	(3,739)	64,657

Net income (loss) from continuing operations allocated per unit of limited partnership interest	(.14)	(.09)	(.06)	--	.07

Distributions to limited partners	1,574,990	1,574,990	1,574,990	1,574,990	1,181,243

At year end:

Total assets	25,797,349	27,502,890	29,478,485	30,984,345	32,940,557

Mortgages payable	39,634,862	40,255,090	40,830,762	41,365,120	41,833,655

Item 7     Management's Discussion and Analysis of Financial Con-dition and Results of Operations

Liquidity and Capital Resources

In January 2006, the Columbia Partnership entered into an agreement to sell The Westmont to a New York Stock Exchange limited real estate investment trust for a price of $87,750,000. The closing of the transaction is subject to certain customary conditions and adjustments, including the consent of Freddie Mac to the assumption of the Columbia Mortgages by the purchaser. The Columbia Partnership anticipates that, subject to the satisfaction or waiver of the various conditions, the sale will be consummated during the third calendar quarter of 2006. The Carrollton Partnership has recently entered negotiations to sell Fieldpointe Apartments for a purchase price of $27,100,000. The disposition of the Complexes by their respective owners is consistent with a plan of liquidation and winding up of the business of Registrant, which plan is being enacted in 2006 considering the activities discussed above. Following the sale of the Complexes, if consummated, Registrant intends to distribute the net proceeds to which it is entitled under the respective partnership agreements of the Operating Partnerships to its limited and general partners, in accordance with the terms and conditions of Registrant’s limited partnership agreement. After making the distributions, Registrant intends to dissolve. The offers indicate that the carrying amount of these long-lived assets is recoverable based on applying the standard accounting tests for impairment. Due to the likelihood of the sales of the Complexes and Registrant’s plans to dissolve upon such sales and the winding up the business of Registrant, the assets and liabilities of the Complexes are classified as held for sale in the accompanying consolidated balance sheet as of December 31, 2005. However, as the dissolution of Registrant was not imminent as of December 31, 2005, the consolidated financial statements are presented assuming that Registrant will continue as a going concern.

The Partnership's primary sources of funds are rents generated by the Operating Partnerships and interest derived from investments and deposits, certain of which are restricted in accordance with the terms of the mortgages of the Operating Partnerships. Although the Partnership's investments would normally be considered highly illiquid, see discussion above regarding the potential sale of the Complexes.

In the event the anticipated sales of the Complexes noted above do not take place, the Partnership is not expected to have access to additional sources of financing. Accordingly, if unforeseen contingencies arise that cause an Operating Partnership to require capital in addi-tion to that contributed by the Partnership and any equity of the Operating General Partners, potential sources from which such cap-ital needs will be able to be satisfied (other than reserves) would be additional equity contributions of the Operating General Partners or other equity reserves, if any, which could adversely affect the distribution from the Operating Partnerships to the Partner-ship of operating cash flow and any sale or refinancing proceeds.

Although the Partnership generated cash from operations during the year ended December 31, 2005, cash and cash equivalents decreased by approximately $389,000 primarily as a result of distributions to the limited partners. Mortgages payable decreased due to principal amortization of approximately $620,000. Property and equipment decreased by approximately $1,395,000 due to depreciation of approximately $1,498,000, partially offset by capital improvements of approximately $103,000, while intangible assets decreased by approximately $118,000 due to amortization. Property and equipment and intangible assets are expected to decrease annually as the cost of these assets is allocated to future periods over their remaining estimated service lives. Prepaid expenses decreased and restricted assets and funded reserves increased in the ordinary course of operations.

The Partnership made quarterly distributions to the limited partners in May, August and November 2005 and anticipates making a distribution in April 2006. The four will total $1,574,990, resulting primarily from operating cash flow generated by the Operating Partnerships. Such distributions represent an annualized return to the limited partners of approximately 8% for the year ended December 31, 2005. In the event the anticipated sales of the Complexes noted above do not take place, the Partnership’s ability to make quarterly distributions on an ongoing basis is subject to the operating results of the Operating Partnerships, which are highly contingent upon the interest rates of the Columbia Partnership’s low-floater mortgage and the strength of their respective rental markets. Accordingly, there can be no assurance that the Operating Partnerships will continue to generate cash flow sufficient to make quarterly distributions or that future distributions will be in any specific amounts.

Results of Operations

The consolidated statements of operations in the accompanying financial statements are presented based on the determination that the Complexes owned by the Operating Partnerships are held for sale as of December 31, 2005 (and therefore reflect the operating activity of the Operating Partnerships as discontinued operations). If the Complexes are sold, the Partnership intends to dissolve upon making final distributions to its partners. However, there is no assurance that one or both Complexes will ultimately be sold pursuant to the plan. Accordingly, the Results of Operations are presented without affect to the presentation of discontinued operations.

Year Ended December 31, 2005

During 2005, the Columbia Partnership's and the Carrollton Partnership's operations resulted in net income of approximately $411,000 and approximately $305,000, respectively. The Columbia Partnership's income includes financial expenses and depreciation and amortization of approximately $1,368,000 and approximately $1,175,000, respectively, while the Carrollton Partnership's income includes financial expenses and depreciation and amortization of approximately $593,000 and approximately $409,000, respectively. Accordingly, the Columbia Partnership and the Carrollton Partnership generated income from operating activities prior to financial expenses and depreciation and amortization of approximately $2,954,000 and approximately $1,307,000, respectively. Mortgage principal payments during 2005 for the Columbia Partnership and the Carrollton Partnership were approximately $436,000 and approximately $184,000, respectively. After considering the respective mandatory mortgage principal payments and required deposits to restricted reserves, among other things, the Complexes generated combined cash flow of approximately $1,592,000 during 2005; such amount includes cash flow from discontinued operations. However, there can be no assurance that the level of cash flow generated by the Complexes in 2005 will continue in future years.

Results of operations for the year ended December 31, 2005 reflect improvement as compared to the year ended December 31, 2004. Rental revenue is higher in 2005 as compared to 2004 primarily as a result of higher average occupancy of the Columbia property. Administrative and management expenses have increased in part as a result of costs incurred by the Partnership in connection with various tender offers for Registrant’s units in 2005. The weighted average interest rate on the Columbia Partnership’s first mortgage was approximately 2.38% in 2005 as compared to approximately 1.12% in 2004.

As of December 31, 2005, the occupancy of Fieldpointe Apartments was approximately 99% and the occupancy of The Westmont was approximately 100% as to residential units and approximately 88% as to commercial space as a result of one of the commercial tenants breaking its lease in the second quarter of 2003. Any prospective tenant must be approved by the lender; the space has not been rented as of April 2006. In the event the anticipated sales of the Complexes noted above do not take place, the future operating results of the Complexes will be extremely dependent on market conditions and therefore may be subject to significant volatility.

Year Ended December 31, 2004

During 2004, the Columbia Partnership's and the Carrollton Partnership's operations resulted in net income of approximately $299,000 and approximately $194,000, respectively. The Columbia Partnership's income includes financial expenses and depreciation and amortization of approximately $1,100,000 and approximately $1,175,000, respectively, while the Carrollton Partnership's income includes financial expenses and depreciation and amortization of approximately $604,000 and approximately $408,000, respectively. Accordingly, the Columbia Partnership and the Carrollton Partnership generated income from operating activities prior to financial expenses and depreciation and amortization of approximately $2,574,000 and approximately $1,206,000, respectively. Mortgage principal payments during 2004 for the Columbia Partnership and the Carrollton Partnership were approximately $403,000 and approximately $173,000, respectively. After considering the respective mandatory mortgage principal payments and required deposits to restricted reserves, among other things, the Complexes generated combined cash flow of approximately $1,408,000 during 2004; such amount includes cash flow from discontinued operations.

Results of operations for the year ended December 31, 2004 reflect a significant decline as compared to the year ended December 31, 2003. Rental revenue is lower in 2004 as compared to 2003 due in part to one of the Columbia Partnership’s commercial tenants breaking its lease in the second quarter of 2003 (see discussion above). A termination fee of approximately $221,000, representing approximately eighteen months of rent for such space, was recognized as income in 2003. In order to maintain high occupancy levels, Columbia management continued to employ aggressive marketing strategies, including rental concessions. Taxes and insurance increased primarily as the result of an increase in the real estate taxes of the Columbia Partnership, including approximately $83,000 of prior year taxes expensed in 2004 resulting from a billing error on the part of the taxing authority. The weighted average interest rate on the Columbia Partnership’s first mortgage was approximately 1.12% in 2004 as compared to approximately .99% in 2003. As of December 31, 2004, the occupancy of Fieldpointe Apartments was approximately 97% and the occupancy of The Westmont was approximately 97% as to residential units and approximately 88% as to commercial space (see discussion above).

Year Ended December 31, 2003

During 2003, the Columbia Partnership's and the Carrollton Partnership's operations resulted in net income of approximately $1,005,000 and approximately $52,000, respectively. The Columbia Partnership's income includes financial expenses and depreciation and amortization of approximately $1,100,000 and approximately $1,175,000, respectively, while the Carrollton Partnership's income includes financial expenses and depreciation and amortization of approximately $616,000 and approximately $414,000, respectively. Accordingly, the Columbia Partnership and the Carrollton Partnership generated income from operating activities prior to financial expenses and depreciation and amortization of approximately $3,280,000 and approximately $1,082,000, respectively. Mortgage principal payments during 2003 for the Columbia Partnership and the Carrollton Partnership were approximately $371,000 and approximately $163,000, respectively. After considering the respective mandatory mortgage principal payments and required deposits to restricted reserves, among other things, the Complexes generated combined cash flow of approximately $2,057,000 during 2003; such amount includes cash flow from discontinued operations.

Results of operations for the year ended December 31, 2003 reflect a decline as compared to the year ended December 31, 2002. Rental revenue in 2003 includes a termination fee of approximately $221,000 in connection with one of the Columbia Partnership’s commercial tenants (see discussion above). The events of September 11, 2001 and the resulting impact on the Manhattan economy led to a decrease in average rent escalations upon lease renewals as compared to prior years, as well as an increase in concessions. In order to maintain high occupancy levels, Columbia management employed aggressive marketing strategies, which included rental concessions. The Columbia Partnership’s real estate taxes increased by approximately $223,000 in 2003 as compared to 2002, while the property insurance incurred by the Operating Partnerships increased by approximately $32,000 combined. Financial expenses decreased primarily as a result of a decrease in the weighted average interest rate on the Columbia Partnership's first mortgage from approximately 1.31% in 2002 to approximately .99% in 2003. As of December 31, 2003, the occupancy of Fieldpointe Apartments was approximately 92% and the occupancy of The Westmont was approximately 96% as to residential units and approximately 88% as to commercial space (see discussion above).

Inflation

Other than as discussed in Item 7A below, inflation is not expected to have a material adverse impact on Registrant's operations.

Critical Accounting Policies and Estimates

The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which requires Registrant to make certain estimates and assumptions. A summary of significant accounting policies is provided in Note 1 to the consolidated financial statements. The following section is a summary of certain aspects of those accounting policies that may require subjective or complex judgments and are most important to the portrayal of Registrant’s financial condition and results of operations. Registrant believes that there is a low probability that the use of different estimates or assumptions in making these judgments would result in materially different amounts being reported in the consolidated financial statements.

Registrant records its real estate assets at cost less accumulated depreciation and, if there are indications that impairment exists, adjusts the carrying value of those assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." See discussion under Liquidity and Capital Resources above regarding the possible disposition of the properties owned by the Operating Partnerships. Under SFAS No. 144, the long-lived assets of the Operating Partnerships are classified as held for sale as of December 31, 2005 and are measured at the lower of their carrying amount or fair value less cost to sell. Once classified as held for sale, depreciation of the assets ceases. The accompanying consolidated statement of operations for the year ended December 31, 2005 includes a full year of depreciation.

RecentAccounting Pronouncements

There have been no recent accounting pronouncements that would have a significant impact on Registrant.

Contractual Obligations

As of December 31, 2005, Registrant has the following contractual obligations (payments due by period):

	Total	< 1 year	1 - 3 years	3 - 5 years	> 5 years

Mortgages Payable	$39,634,862	$668,279	$1,496,162	$1,737,846	$35,732,575

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

Item 8      Financial Statements and Supplementary Data

Set forth in the financial statements listed on page F-2 is the financial information required in response to Item 8. Such financial statements and schedules appear on pages F-1 to F-17 and are incorpor-ated herein by reference.

Item 9      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A     Controls and Procedures

As of December 31, 2005, under the direction of the Chief Executive Officer and Chief Financial Officer of WRRC, Registrant evaluated the effectiveness of its disclosure controls and procedures and concluded that (i) Registrant’s disclosure controls and procedures were effective as of December 31, 2005, and (ii) there has been no change in Registrant’s internal control over financial reporting during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, such internal controls over financial reporting.

Item 9B     Other Information

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

The WRRC General Partner

The directors and certain officers of the WRRC General Partner are set forth below:

Name	Age	Office

Richard Paul Richman	58	President and Director

Robert H. Wilder, Jr.	60	Executive Vice President and Director

Neal Ludeke	47	Treasurer

Richard Paul Richman has served as President and Director of the WRRC General Partner since inception in 1986. Mr. Richman graduated from the Columbia University Law School with a Juris Doctor degree, the Columbia University Graduate School of Business Administration with a Master of Business Administration degree and Syracuse University with a Bachelor of Arts degree in Political Science. Mr. Richman has over ten years of extensive experience in both the development and management of residential properties. From 1973 until 1979, Mr. Richman practiced corporate law in New York City with the law firm of Greenbaum, Wolff & Ernst and then as a partner of Shipley, Richman & Nierenberg. For over six years, Mr. Richman acted as a lawyer in connection with the development, syndication and tax issues relating to real estate. Since 1988, Mr. Richman has been the President and majority stockholder of The Richman Group, Inc. (“Richman Group”). In recent years, Mr. Richman has devoted full time to the syndication and development of real estate. Mr. Richman was a vice president and shareholder of Related Housing Companies Incorporated, New York, New York from 1978 until mid-1979 with responsibility for that company's project acquisition and syndication activities. Mr. Richman has been a member of the National Advisory Board of the Housing and Development Reporter, a bi-weekly publication of the Bureau of National Affairs, Inc., a frequent speaker on real estate syndication, has been a member of the New York State Historic Credit Task Force, the National Leased Housing Association, the Coalition to Preserve the Low-Income Tax Credit and the Minority Developer Assistance Corporation (which was established by the New York State Battery Park Commission).

Robert H. Wilder, Jr. has served as Executive Vice President and Director of the WRRC General Partner since inception in 1986. Mr. Wilder graduated from the University of Michigan with a Bachelor of Arts degree in Economics and from the Columbia University Graduate School of Business with a Master of Business Administration degree. After graduation in 1968, Mr. Wilder joined James D. Landauer Associates, Inc., a national real estate consulting firm, where his responsibilities included feasibility studies, market analyses, land use studies, portfolio valuations and appraisals of industrial, office, commercial and multi-family properties. From 1973 until mid-1979, Mr. Wilder was executive vice president and shareholder of Related Housing Companies Incorporated, New York, New York, and was responsible for mortgage financing and construction loan placement and the supervision of the development of the company's projects. Since 1988, Mr. Wilder has been the President and sole shareholder of Wilder Property Companies Inc. Mr. Wilder is also a licensed real estate broker in New York and Connecticut.

Neal Ludeke has served as the Treasurer of the WRRC General Partner since 1987. Mr. Ludeke, the Treasurer of Richman Group, is engaged primarily in the syndication, asset management and finance operations of Richman Group. In addition, Mr. Ludeke is a Vice President and the Treasurer of Richman Asset Management, Inc. (“RAM”), an affiliate of the WRRC General Partner. Mr. Ludeke's responsibilities in connection with RAM include various partnership management and reporting functions.

The AIMCO General Partner

Certain officers of Real Estate Equity Partners Inc. are set forth below.

Name	Age	Office

Jeffrey W. Adler	43	Executive Vice President and Director

David Robertson	40	Chief Executive Officer and Director

Mr. Robertson is Chief Executive Officer, President and Director of Real Estate Equity Partners Inc. Mr. Robertson has been Executive Vice President of Aimco since February 2002 and President and Chief Executive Officer of Aimco Capital since October 2002. Prior to joining the Aimco, from 1991 to 1996, Mr. Robertson was a member of the investment-banking group at Smith Barney. Since February 1996, Mr. Robertson has been Chairman of Robeks Corporation, a privately held chain of specialty food stores.

Mr. Adler is Executive Vice President and Director of Real Estate Equity Partners Inc. Mr. Adler was appointed Executive Vice President - Conventional Property Operations of Aimco in February 2004. Previously he served as Senior Vice President of Risk Management of Aimco from January 2002 until November 2002, when he added the responsibility of Senior Vice President, Marketing. Prior to joining Aimco, from 2000 to 2002, Mr. Adler was Vice President, Property/ Casualty for Channelpoint, a software company.

The A/WRRC General Partner

The directors and officers of the A/WRRC General Partner are as follows:

Name	Office

Terry Considine	President and Director

Richard Paul Richman	Executive Vice President, Sec-retary, Treasurer and Director

Terry Considine, 58, is President and Director of the A/WRRC General Partner. Mr. Considine has been Chairman of the Board and Chief Executive Officer of Aimco since July 1994. Mr. Considine also serves as Chairman and Chief Executive Officer of American Land Lease, Inc., a publicly held real estate investment trust. Mr. Considine devotes substantially all of his time to his responsibilities at Aimco.

Mr. Richman's biography is included above under the WRRC General Partner.

Registrant is not aware of any family relationship between any directors and executive officers listed in this Item 10.

Registrant is not aware of the involvement in certain legal proceedings with respect to the directors and executive officers listed in this Item 10.

Mr. Richman, Mr. Ludeke and Charles Krafnick, the Assistant Treasurer of the WRRC General Partner represent the audit committee of the Registrant. Mr. Richman is deemed to be an audit committee financial expert and is not independent of the Registrant.

The Board of Directors of the WRRC General Partner has adopted a code of ethics for senior financial officers of the Registrant, applicable to the Registrant's principal executive officer, principal financial officer and comptroller or principal accounting officer, or persons performing similar functions. The Registrant will provide to any person without charge a copy of such code of ethics upon written request to the General Partner at 340 Pemberwick Road, Greenwich, Connecticut 06831, Attention: Secretary.

Item 11     Executive Compensation

The Partnership is not required to pay the officers, directors or partners of the General Partners any direct compensation and no such compensation was paid during the fiscal year ended December 31, 2005 or during the prior two fiscal years.

Item 12     Security Ownership of Certain Beneficial Owners and Management

a) As of December 31, 2005, affiliates of MacKenzie Patterson Fuller, Inc., with the address 1640 School Street, Moraga, CA 94556, own 120,949 Units, representing approximately 12.3% of the outstanding Units of limited partnership interest. No person or entity, other than the General Partners discussed below, was known by the Partnership to be the beneficial owner of more than five percent of the Units.

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

Affiliates of WRRC, WRC 87-A Corporation and certain of the Carrollton and Columbia Operating General Partners own 250,035 Units, representing approximately 25.4% of the outstanding Units of limited partnership interest as follows: West Putnam Housing Investors, LLC - 47,211 Units, West Putnam Housing Investors II, LLC - 186,217 Units and West Putnam Housing Investors III, LLC - 16,607 Units. The address of these entities is 340 Pemberwick Road, Greenwich, CT 06831.

Affiliates of Real Estate Equity Partners L.P. own 228,036 Units, representing approximately 23.2% of the outstanding Units of limited partnership interest as follows: AIMCO Bethesda Acquisition Holdings, Inc. - 225,536 and Market Ventures, LLC - 2,500. The address of these entities is 4582 S. Ulster St. Parkway, Suite 1100, Denver, Co 80237.

c) Registrant knows of no arrangements that may, at a subsequent date, result in a change of control of Registrant. Article VI of the Partnership Agreement describes the circumstances under which changes in General Partners can occur.

Item 13     Certain Relationships and Related Transactions with Management

The General Partners and their affiliates are entitled to receive certain compensation, fees and reimbursements of ex-penses. The Part-nership incurred $98,437 in connection with investor services payable to an affiliate of the General Partners for the year ended December 31, 2005. Information re-garding such compensation is set forth under the heading "Compensation And- Fees To General Partners And Affiliates" at pages 13 through 19 of the Prospectus, which is incorpora-ted her-ein by reference.

The financial interests in Registrant of the General Partners and Special Limited Partner are set forth under the heading "Profits, Losses and Distributions" at pages 64 through 67 of the Prospectus, which is incorporated herein by reference.

The taxable income generated by Registrant during the year ended December 31, 2005 allocated to each of the General Partners was approximately $4,100.

Transactions with Affiliates of Management

WRMC, Inc. ("WRMC"), an affiliate of certain General Partners, was the managing agent of Fieldpointe Apartments in 2005. In connection with these services, WRMC earned management and reporting fees of $115,166 in 2005.

LaMere Associates, Inc. (“LaMere”), an insurance agency affiliate of certain General Partners, provided insurance brokerage services in connection with certain insurance coverage provided to Fieldpointe Apartments in 2005. In connection with such insurance coverage, Carrollton incurred $103,336 in premiums for the year ended December 31, 2005.

Indebtedness of Management

No officer or director of the General Partners or any affiliate of the foregoing was indebted to Registrant at any time during the fiscal year ended December 31, 2005.

Item 14.     Principal Accountant Fees and Services

Registrant’s independent registered public accounting firm billed Registrant the following fees for professional services rendered in the years ended December 31, 2005 and 2004:

	2005	2004

Audit Fees	$22,500	$16,500
Audit-Related Fees	--	--
Tax Fees	$2,500	$2,500
All Other Fees	--	--

Audit fees consist of fees for the annual audit and review of Registrant’s financial statements and assistance with and review of documents filed with the SEC. Tax fees generally represent fees for annual tax return preparation. There were no other accounting fees incurred by Registrant in 2005 and 2004.

The audit committee has adopted a set of pre-approval policies and procedures under which, pursuant to the requirements of the Sarbanes-Oxley Act of 2002, all audit and permitted non-audit services to be performed by the independent registered public accounting firm require pre-approval by the audit committee.

The audit committee approved all 2005 and 2004 audit fees.

PART IV

Item 15 Exhibits and Financial Statement Schedules

(a)	1	Financial Statements - The list of Financial Statements appears on page F-2.

	2	Schedules- All schedules are omitted because the required information is inapplicable or it is presented in the consolidated financial statements or the notes thereto.

	3	Exhibits:

3(A)
Form of Amended and Restated Agreement of Limited Partnership of Secured Income L.P., incorporated by reference to Exhibit A to the Prospectus contained in the Partnership's Registration Statement on Form S-11 (No. 33-9602) (the "Form S-11").

	3(B)	Certificate of Limited Partnership of Secured Income L.P., incorporated by reference to Exhibit 3(B) of Form S-11.

	10(A)	Escrow Agreement between Registrant and FirsTier Bank N.A., incorporated by reference to Exhibit 10(A) of Form S-11.

	10(B)	Carrollton Partnership Interest Acquisition Agreement, incorporated by reference to Exhibit 10(B) of Form S--11.

	10(C)	Carrollton Partnership Agreement, as amended, and guarantees to certain obligations by Carrollton Devel-oper General Partner, incorporated by reference to Ex-hibit 10(C) of Form S-11.

	10(D)	Carrollton Property Management Agreement, as amended, incorporated by reference to Exhibit 10(D) of Form S-11.

	10(E)	Fieldpointe Complex Financing Documents, incorpor-ated by reference to Exhibit 10(B) of Form S-11.

	10(F)	Form of Guaranteed Investment Contract Escrow Agree-ment, incorporated by reference to Exhibit 10(F) of Form S-11.

	10(G)	Columbia Partnership Interest Acquisition Agreement, incorporated by reference to Exhibit 10(G) of Form S-11.

	10(H)	Columbia Partnership Agreement and guarantee of cer-tain obligations of Columbia Developer General Partner, incorporated by reference to Exhibit 10(H) of Form S-11.

	10(I)	Columbia Property Management Agreement, incorporated by reference to Exhibit 10(I) of Form S-11.

	10(J)	Columbia Construction and Development Agreement, in-corporated by reference to Exhibit 10(J) of Form S-11.

	10(K)	Westmont Complex Financing Documents, incorporated by reference to Exhibit 10(K) of Form S-11.

	10(L)	Westmont Complex Financing Restructuring Agreement, incorporated by reference to Form 10-K for fiscal year ended December 31, 1992.

10(M)
Columbia Partnership Cost-Sharing and Indemnity Agreement in connection with the mortgage modification dated May 27, 1993, incorporated by reference to Form 10-K for fiscal year ended December 31, 1993.

	10(N)	Amendment of Partnership Agreement of Columbia Partnership dated May 27, 1993, incorporated by reference to form 10-K for fiscal year ended December 31, 1993.

10(O)	Amendment of Guaranty Agreement of Columbia Partnership dated May 27, 1993, incorporated by reference to form 10-K for fiscal year ended December 31, 1993.

10(P)	Columbia Partnership Financing Agreement dated May 27, 1993, incorporated by reference to form 10-K for fiscal year ended December 31, 1993.

10(Q)	Carrollton Partnership Assignment and Modification of Deed of Trust dated August 30, 1993, incorporated by reference to Form 10-K for fiscal year ended December 31, 1993.

10(R)	Columbia Partnership Assignment and Intercreditor Agreement dated as of June 1, 2000.

10(S)	Columbia Partnership Mortgage Note dated as of June 1, 2000.

10(T)	Columbia Partnership Multifamily Note (Multistate) dated as of June 1, 2000.

(24)	Power of Attorney, incorporated by reference to Exhibit 25 of Form S-11.

(27)	Financial Data Schedule.

(28)	Market Analysis dated February 1, 1985 of REDE Assoc-iates, incorporated by reference to Exhibit 28 of Form S-11.

(31.1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

(31.2)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

(32.1)	Section 1350 Certification of Chief Executive Officer.

(32.2)	Section 1350 Certification of Chief Financial Officer.

(99.1)	Executed Agreement of Purchase and Sale of The Westmont dated January 26, 2006, filed herein.

(99.2)	First Amendment to Purchase and Sale Agreement of The Westmont dated February 8, 2006, filed herein.

SIGNATURES

Pursuant to the require-ments of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized on the 18th day of April 2006.

SECURED INCOME L.P.

By:	Wilder Richman Resources Corporation, General Partner

By: /s/Richard Paul Richman
Richard Paul Richman - Chief Executive Officer

By: /s/Neal Ludeke
Neal Ludeke - Chief Financial Officer

By:	WRC-87A Corporation, General Partner

By: /s/Richard Paul Richman
Richard Paul Richman - Executive Vice President and Treasurer

CONSOLIDATED FINANCIAL STATEMENTS AND
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

SECURED INCOME L.P. AND SUBSIDIARIES

DECEMBER 31, 2005, 2004 AND 2003

SECURED INCOME L.P. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
Secured Income L.P.

We have audited the consolidated balance sheets of Secured Income L.P. and Subsidiaries as of December 31, 2005, and 2004 and the related consolidated statements of operations, partners’ deficit and cash flows for each of the three years in the period ended December 31, 2005. These consolidated financial statements are the responsibility of the partnership’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financing reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Secured Income L.P. and Subsidiaries as of December 31, 2005 and 2004 and the results of their operations, changes in their partners’ deficit and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/ Reznick Group, P.C.

Bethesda, Maryland
April 14, 2006

SECURED INCOME L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2005 AND 2004

	Notes	2005	2004

ASSETS

Property and equipment, net of accumulated depreciation	3,6		$	$ 19,779,313
Cash and cash equivalents	9,10	2,800,279		3,189,581
Restricted assets and funded reserves	5,6,10	1,997,080		1,130,638
Tenant security deposits				583,295
Accounts receivable	10	30,131		21,695
Due from affiliate	7			28,677
Prepaid expenses		212,154		892,000
Intangible assets, net of accumulated amortization	4	254,170		1,877,691
Assets held for sale	2	20,503,535

		$25,797,349		$27,502,890

LIABILITIES AND PARTNERS' DEFICIT

Liabilities

Mortgages payable	6,9		$	$ 40,255,090
Accounts payable and accrued expenses		261,410		270,883
Tenant security deposits payable				576,439
Due to general partners and affiliates	7	18,365		22,990
Deferred revenue				68,736
Liabilities held for sale	2,6	40,297,330
		40,577,105		41,194,138

Commitments and contingencies	6,7,8,9

Partners' deficit	8

Limited partners (984,369 units issued and outstanding)		(13,051,162)		(12,003,510)
General partners		(1,728,594)		(1,687,738)

		(14,779,756)		(13,691,248)

		$25,747,349		$27,502,890

See notes to consolidated financial statements.

SECURED INCOME L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

	Notes	2005	2004	2003

OPERATIONS

REVENUE

Interest		$73,656	$30,479	$37,303

EXPENSES

Administration and management		180,578	87,240	66,757
Depreciation and amortization		31,500	31,500	31,500

TOTAL EXPENSES		212,078	118,740	98,257

LOSS FROM CONTINUING OPERATIONS		(138,422)	(88,261)	(60,954)

DISCONTINUED OPERATIONS	2

REVENUE

Rental		8,443,013	$8,180,068	$8,382,541
Other		111,435	104,983	133,796

TOTAL REVENUE		8,554,448	8,285,051	8,516,337

EXPENSES

Administration and management	7	854,535	900,009	878,447
Operating and maintenance		1,537,744	1,585,960	1,542,487
Taxes and insurance		1,944,917	2,034,675	1,750,931
Financial	6	1,961,500	1,704,452	1,716,465
Depreciation and amortization	3,4	1,584,665	1,583,658	1,588,775

TOTAL EXPENSES		7,883,361	7,808,754	7,477,105

INCOME FROM DISCONTINUED OPERATIONS		671,087	476,297	1,039,232

NET INCOME		$532,665	$388,036	$978,278

NET INCOME ATTRIBUTABLE TO

General partners	8	$5,327	$3,880	$9,783
Limited partners	8	527,338	384,156	968,495

		$532,665	$388,036	$978,278

NET INCOME ALLOCATED PER UNIT OF LIMITED PARTNERSHIP INTEREST		$.54	$.39	$.98

NET LOSS FROM CONTINUINGOPERATIONS ALLOCATED PER UNIT OF LIMITED PARTNERSHIP INTEREST	8	$(.14)	$(.09)	$(.06)

Weighted number of units outstanding		984,369	984,369	984,369

See notes to consolidated financial statements.

SECURED INCOME L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF PARTNERS' DEFICIT
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

		Limited	General
	Total	partners	partners

Partners' deficit, December 31, 2002	$(11,547,333)	$(10,206,181)	$(1,341,152)

Distributions to partners	(1,849,222)	(1,574,990)	(274,232)

Net income	978,278	968,495	9,783

Partners' deficit, December 31, 2003	(12,418,277)	(10,812,676)	(1,605,601)

Distributions to partners	(1,661,007)	(1,574,990)	(86,017)

Net income	388,036	384,156	3,880

Partners' deficit, December 31, 2004	(13,691,248)	(12,003,510)	(1,687,738)

Distributions to partners	(1,621,173)	(1,574,990)	(46,183)

Net income	532,665	527,338	5,327

Partners' deficit, December 31, 2005	$(14,779,756)	$(13,051,162)	$(1,728,594)

See notes to consolidated financial statements.

SECURED INCOME L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

	2005	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES

Net income	$532,665	$388,036	$978,278

Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,616,165	1,615,158	1,620,275
Increase in restricted assets and funded reserves	(866,442)	(138,192)	(404,603)
Increase in tenant security deposits	(25,807)	(8,116)	(1,276)
Decrease (increase) in accounts receivable	(8,436)	27,016	(3,865)
Increase (decrease) in prepaid expenses	675,720	32,520	(169,600)
Increase (decrease) in accounts payable and accrued expenses	(13,981)	(74,824)	14,029
Increase (decrease) in tenant security deposits payable	29,247	10,798	(4,290)
Decrease in due to general partners and affiliates	(4,625)	(34,975)	(114,340)
Decrease in deferred revenue	(11,954)	(11,954)	(11,954)

Net cash provided by operating activities	1,922,552	1,805,467	1,902,654

CASH FLOWS FROM INVESTING ACTIVITIES

Repayment (advance) to affiliate	28,677	(28,677)
Capital expenditures	(99,130)	(79,660)	(59,248)

Net cash used in investing activities	(70,453)	(108,337)	(59,248)

CASH FLOWS FROM FINANCING ACTIVITIES

Mortgage principal payments	(620,228)	(575,672)	(534,358)
Distributions to partners	(1,621,173)	(1,661,007)	(1,849,222)

Net cash used in financing activities	(2,241,401)	(2,236,679)	(2,383,580)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(389,302)	(539,549)	(540,174)

Cash and cash equivalents at beginning of year	3,189,581	3,729,130	4,269,304

CASH AND CASH EQUIVALENTS AT END OF YEAR	$2,800,279	$3,189,581	$3,729,130

SUPPLEMENTAL INFORMATION

Financial expenses paid	$1,962,434	$1,709,060	$1,718,962

See notes to consolidated financial statements.

SECURED INCOME L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

	2005	2004	2003

CASH FLOWS FROM DISCONTINUED OPERATIONS

Net cash provided by operating activities	$2,060,591	$1,893,064	$2,048,425

Net cash used in investing activities	$(70,453)	$(108,337)	$(59,248)

Net cash used in financing activities	$(1,852,151)	$(1,674,281)	$(2,274,914)

The amounts reflected above are included in the consolidated statements of cash flows as presented on page F-7.

See notes to consolidated financial statements.

SECURED INCOME L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 AND 2003

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

Columbia and Carrollton (collectively the “Operating Partnerships”) have underlying mortgages which qualify for tax-exempt financing as a result of restricting at least 20% of their apartment units for low to moderate income tenants as defined in applicable guidelines.

In January 2006, the Columbia Partnership entered into an agreement to sell The Westmont to a New York Stock Exchange limited real estate investment trust for a price of $87,750,000, subject to customary adjustments. The closing of the transaction is subject to certain customary conditions, including the consent of Columbia’s lender to the assumption of Columbia’s mortgages (see Note 6) by the purchaser. The Columbia Partnership anticipates that, subject to the satisfaction or waiver of the various conditions, the sale will be consummated during the third calendar quarter of 2006. Carrollton has recently entered negotiations to sell Fieldpointe Apartments for a purchase price of $27,100,000. The disposition of The Westmont and Fieldpointe Apartments (collectively, the (“Complexes”) by their respective owners is consistent with a plan of liquidation and winding up of the business of the Partnership, which plan is being enacted in 2006 considering the activities discussed above. Following the sale of the Complexes, if consummated, the Partnership intends to distribute the net proceeds to which it is entitled under the respective partnership agreements of the Operating Partnerships to its limited and general partners, in accordance with the terms and conditions of the Partnership’s limited partnership agreement. After making the distributions, the Partnership intends to dissolve. The offers indicate that the carrying amount of these long-lived assets is recoverable based on applying the standard accounting tests for impairment. Due to the likelihood of the sales of the Complexes and the Partnership’s plans to dissolve upon such sales and the winding up the business of the Partnership, the assets and liabilities of the Complexes are classified as held for sale in the accompanying consolidated balance sheet as of December 31, 2005. However, as the dissolution of the Partnership was not imminent as of December 31, 2005, the consolidated financial statements are presented assuming that the Partnership will continue as a going concern.

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

SECURED INCOME L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2005, 2004 AND 2003

Note 1 - Organization and Summary of Significant Accounting Policies (continued)

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

Property, Equipment and Depreciation

The long-lived assets of the Operating Partnerships are classified as held for sale as of December 31, 2005 and are measured at the lower of their carrying amount or fair value less cost to sell. Once classified as held for sale, depreciation of the assets ceases.
Land, buildings and improvements had been carried at the lower of cost or net realizable value. Net realizable value represents the net cash flow necessary to recover costs exclusive of debt service. Depreciation was provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives by use of the straight-line method over a 25-year life. Personal property is carried at cost and was depreciated over its estimated service life of 5-7 years using the straight-line method. Improvements are capitalized, while expenditures for maintenance and repairs are charged to expense as incurred. Upon disposal of depreciable property, the appropriate property accounts are reduced by the related costs and accumulated depreciation and the resulting gains or losses are reflected in the consolidated statements of operations.

Other Assets and Amortization

Mortgage costs are amortized over the terms of the respective loans using the effective interest method. Acquisition fees are amortized over the useful lives of the respective property and equipment using the straight-line method. Leasing costs are amortized over the period of the applicable leases, which range from 5 to 12 years, using the straight-line method.

Impairment of Long-Lived Assets

In accordance with Statement of Financial Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” long-lived assets, primarily property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. The Partnership does not perform a periodic assessment of assets for impairment in the absence of such information or indicators. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. For long-lived assets to be held and used, the Partnership recognizes an impairment loss only if its carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss based on the difference between the carrying amount and estimated fair value. See discussion above under Property, Equipment and Depreciation regarding the long-lived assets of the Operating Partnerships being classified as held for sale as of December 31, 2005 as a result of the potential disposition of the Operating Properties.

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

SECURED INCOME L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2005, 2004 AND 2003

Note 1 - Organization and Summary of Significant Accounting Policies (continued)

Income Taxes

No provision or benefit for income taxes has been included in these financial statements since taxable income or loss passes through to, and is reportable by, the partners individually.

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents.

Net Income per Unit of Limited Partnership Interest

Net income per unit of limited partnership interest is calculated based upon the weighted average number of units outstanding, 984,369 for each of the years 2005, 2004 and 2003. Losses are allocated to limited partners until such time as the limited partners' equity reaches zero as a result of loss allocations.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Note 2 - Discontinued Operations

The following represents the detail of the assets and liabilities that are classified as discontinued operations because the assets and liabilities of the Operating Partnerships are classified as held for sale as of December 31, 2005 (see Note 1):

ASSETS

Property and equipment, net of accumulated depreciation	$18,384,575
Tenant security deposits	609,102
Prepaid expenses	4,126
Intangible assets, net of accumulated amortization	1,505,732

$20,503,535

LIABILITIES

Mortgages payable	$39,634,862
Tenant security deposits payable	605,686
Deferred revenue	56,782

$40,297,330

SECURED INCOME L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2005, 2004 AND 2003

Note 2 - Discontinued Operations (continued)

The following represents net income from discontinued operations allocated to Units of limited partnership interest for each of the three years in the period ending December 31, 2005; weighted number of Units outstanding in each year is 984,369:

	2005	2004	2003

Net income from discontinued operations allocated per unit of limited partnership interest	$.68	$.48	$1.04

Note 3 - Property and Equipment

Property and equipment as of December 31, 2005 and 2004 are summarized as follows:

	2005	2004

Land	$6,057,940	$6,057,940
Buildings and improvements	37,290,506	37,186,868
Furniture and equipment	1,643,607	1,643,607

	44,992,053	44,888,415
Less accumulated depreciation	26,607,478	25,109,102

	$18,384,575	$19,779,313

Depreciation for the years 2005, 2004 and 2003 was $1,498,376, $1,497,306 and $1,502,423, respectively. Property and equipment as of December 31, 2005 is included in assets held for sale in the accompanying consolidated balance sheet as of December 31, 2005 (see Note 2). Once classified as held for sale, depreciation of the assets ceases. The accompanying consolidated statement of operations for the year ended December 31, 2005 includes a full year of depreciation.

Note 4 - Intangible Assets

Intangible assets as of December 31, 2005 and 2004 are summarized as follows:

	2005	2004

Acquisition fees	$787,495	$787,495
Mortgage costs	2,159,285	2,159,285
Leasing costs	269,265	269,265

	3,216,045	3,216,045
Less accumulated amortization	1,456,143	1,338,354

	$1,759,902	$1,877,691

Amortization for the years ended December 31, 2005, 2004 and 2003 was $117,789, $117,852 and $117,852, respectively. Intangible assets of $1,505,732 as of December 31, 2005 are included in assets held for sale in the accompanying consolidated balance sheet as of December 31, 2005 (see Note 2).

SECURED INCOME L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2005, 2004 AND 2003

Note 5 - Restricted Assets and Funded Reserves

Restricted assets and funded reserves (see Note 6) as of December 31, 2005 and 2004 are summarized as follows:

	2005	2004

Escrows held by mortgage lenders	$1,538,986	$721,807
Self-escrowed funds	221,407	221,407
Interest rate cap account	236,687	187,424

	$1,997,080	$1,130,638

Note 6 - Mortgages Payable

Carrollton

Carrollton is obligated under the terms of a note in the original amount of $10,494,100, which note was financed through tax exempt revenue bonds issued by the City of Frederick, Maryland and is insured by the United States Department of Housing and Urban Development (“HUD”). The note bears interest at 6.09% with monthly payments of principal and interest of $60,900 due through maturity in February 2028. The note is collateralized by the underlying value of the real estate plus other amounts on deposit with the lender. Pursuant to agreements, Carrollton is required to make monthly escrow deposits for taxes, insurance and replacement of project assets, and is subject to restrictions as to operating policies, rental charges, operating expenditures and distributions to partners. The balance of the mortgage payable at December 31, 2005 and 2004 is $8,878,452 and $9,062,436, respectively.

Columbia

Columbia is obligated under the terms of two mortgages for which the Federal Home Loan Mortgage Corporation ("Freddie Mac") is the credit enhancer. Credit enhancement was provided for $24.2 million in tax exempt bonds (the “First Mortgage”) and an $8.55 million conventional mortgage (the “Second Mortgage”) payable to Freddie Mac. The First Mortgage matures in July 2030 and requires monthly payments of interest only until the maturity of the Second Mortgage (see below). After such maturity, a monthly principal reserve fund deposit will be required in an amount to be determined at that time. The interest rate is based on a weekly variable low floater index, with a weighted average of approximately 2.38% in 2005, approximately 1.12% in 2004 and approximately .99% in 2003. In connection with the First Mortgage, the Columbia Partnership purchased an interest rate cap, such that the rate cannot exceed 6.54% through June 1, 2006. In addition to the interest expense and tax and insurance escrows, monthly payments totaling approximately $19,900 are required, which payments include the credit enhancement fee and are included in financial expenses in the accompanying consolidated statements of operations. The Second Mortgage bears interest at 8.07% and requires monthly principal and interest payments of $82,054 through maturity in July 2015. The balance of the First Mortgage as of December 31, 2005 and 2004 is $24,200,000. The balance of the Second Mortgage as of December 31, 2005 and 2004 is $6,556,410 and $6,992,654, respectively.

Aggregate annual mandatory maturities on the Carrollton and Columbia Mortgages as of December 31, 2005 are as follows:

2006	$668,279
2007	720,120
2008	776,042
2009	836,376
2010	901,470
Thereafter	35,732,575

$39,634,862

The carrying amount of the mortgages approximates fair value.

SECURED INCOME L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2005, 2004 AND 2003

Note 7 - Related Party Transactions

Due to general partners and affiliates as of December 31, 2005 and 2004 consists of certain payables as follows:

	2005	2004

Columbia management fees and reimbursable expenses	$-	$22,196
Investor services fee	18,365	-
Carrollton management fees	-	794

	$18,365	$22,990

The management agent for Fieldpointe Apartments is an affiliate of two of the general partners and one of the Carrollton general partners. The management agent is entitled to property management fees equal to 4% of residential income collected. In addition, the management agent is entitled to a reporting fee of $5 per unit per month for bookkeeping and reporting services. The maximum annual management and reporting fees may not exceed 5% of gross collections. Such fees of $115,166, $112,980 and $110,492 were charged to operations during 2005, 2004 and 2003, respectively. Accrued management fees as of December 31, 2004 are $794.

The management agent for The Westmont is an affiliate of one of the Columbia general partners and received property management fees calculated at 3% of rental income for each of the three years ended December 31, 2005. The charges to operations amounted to $178,718, $170,861 and $180,084 during 2005, 2004 and 2003, respectively. As of December 31, 2004, accrued management fees and other expenses paid on behalf of Columbia are $22,196.

An affiliate of two of the general partners provides investor services for which it receives an amount equal to .5% of the gross proceeds from the offering of Partnership units, which amount is $98,437 per year. The Partnership paid the affiliate $98,437, $142,694 and $198,437 during 2005, 2004 and 2003, respectively, which includes amounts incurred and recorded in prior years for 2004 and 2003.

A shareholder of two of the general partners provided debt financing for the capitalization of LaMere Associates, Inc. (“LaMere”), an insurance agency. In connection with such debt financing, the shareholder received 20% of the stock of LaMere. LaMere provided insurance brokerage services in connection with property, workers compensation, liability and umbrella insurance coverage provided to Carrollton. In connection with such insurance coverage, Carrollton incurred $103,336, $94,409 and $87,411 in premiums for the years ended December 31, 2005, 2004 and 2003, respectively.

During the year ended December 31, 2004, Columbia distributed $28,677 to its general partners, which amount should have been distributed to the Partnership. Such amount is reflected as due from affiliate in the accompanying balance sheet as of December 31, 2004 and was repaid in 2005.

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

SECURED INCOME L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2005, 2004 AND 2003

Note 8 - Partners' Deficit (continued)

Partnership Distributions

In accordance with the respective partnership agreements, to the extent that Carrollton and Columbia generate net operating cash flow in any year at a level sufficient, when distributed to the Partnership, to enable the Partnership to satisfy the allocable portion of the limited partners' 8% preferred return for such year without utilizing amounts generated from guaranteed investment contracts (the last of which matured in January 1998), the excess amounts generated from the guaranteed investment contracts would be paid or distributed to the general partners of Carrollton and/or Columbia, whichever generate(s) such level(s) of operating cash flow. No such excess distributions were generated during the term of the guaranteed investment contract periods. Including a distribution anticipated to be made to the Unit holders in April 2006, the Partnership will have made a distribution to the limited partners of approximately 8% for each of the years ended December 31, 2005, 2004 and 2003.

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

Concentration of Credit Risk

As of December 31, 2005, the Partnership has $795,721 in cash and cash equivalents which are deposited in interest-bearing accounts with an institution which is not insured by the Federal Deposit Insurance Corporation ("FDIC"). As of December 31, 2005, Carrollton has $743,976 in excess of FDIC insurance limits at two banks.

Long-term Leases

The commercial space and parking garage at Columbia are leased to tenants under the terms of noncancellable operating leases expiring on various dates through 2011. Future minimum rental payments as of December 31, 2005 are as follows:

2006	$722,000
2007	750,000
2008	709,000
2009	594,000
2010	555,000
Thereafter	832,000

$4,162,000

Income recognized under the garage and commercial space for the years 2005, 2004 and 2003 was $776,714, $729,568 and $983,881, respectively.

SECURED INCOME L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2005, 2004 AND 2003

Note 10 - Fair Value of Financial Instruments

The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments.” The estimated fair value of amounts has been determined using available market information, assumptions, estimates and valuation methodologies.

Cash and Cash Equivalents and Restricted Assets and Funded Reserves

The carrying amount approximates fair value.

Accounts Receivable

The carrying amount approximates fair value due to the short-term nature of the receivable.

The estimated fair values of the Partnership’s financial instruments as of December 31, 2005 and 2004 are disclosed elsewhere in the financial statements.

Note 11 - Reconciliation of Taxable Income and Basis of Assets

A reconciliation of the financial statement net income to the income tax income of the Partnership for each of the years ended December 31, 2005, 2004 and 2003 is as follows:

	2005	2004	2003

Financial statement net income	$532,665	$388,036	$978,278

Difference in depreciation for income tax purposes based on estimated useful life	229,326	(86,042)	(86,148)

Excess depreciation for financial reporting purposes due to purchase accounting treatment, net of excess tax depreciation resulting from a step-up in basis	356,906	331,013	329,753

Deferred revenue	(11,954)	(11,954)	(11,954)

Payment of related party expense items not deductible until paid for tax purposes under Internal Revenue Code Section 267	18,363	(47,403)	(92,589)

Amounts allocated to other partners of Carrollton and Columbia and other	(25,911)	457	(18,343)

Income as shown on tax return	$1,099,395	$574,107	$1,098,997

SECURED INCOME L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2005, 2004 AND 2003

Note 11 - Reconciliation of Taxable Income and Basis of Assets (continued)

A reconciliation of the financial statement carrying amount of total assets to the tax basis as of December 31, 2005 and 2004 is as follows:

	2005	2004

Financial statement carrying amount of assets	$25,797,349	$27,502,890

Difference which consists principally of the utilization of purchase accounting for financial statement purposes, net of a step-up in basis recorded for tax purposes	(9,583,998)	(10,151,864)

Tax basis of assets	$16,213,351	$17,351,026

Note 12 - Quarterly Financial Information (unaudited)

The following is a summary of results of operations for each of the four quarters for the years indicated:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2005

Total revenue	$2,129,075	$2,144,387	$2,141,696	$2,212,946

Loss from continuing operations	(40,674)	(24,576)	(62,510)	(10,662)

Net income	171,186	116,079	80,767	164,633

Net income per unit of limited partnership interest	.17	.12	.08	.17

2004

Total revenue	$2,031,333	$2,069,693	$2,087,233	$2,127,271

Loss from continuing operations	(16,358)	(19,274)	(29,064)	(23,565)

Net income (loss)	194,643	(13,390)	154,491	52,292

Net income (loss) per unit of limited partnership interest	.20	(.02)	.16	.05