Form 10-Q
period 2006-03-31
SECURED INCOME L P
filed 2006-05-16
CIK 804217

SECURITIES AND EXCHANGE COMMISSION
Washington, DC
_________________________

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐ Accelerated Filer ☐ Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 15, 2006, there were 984,369 units of limited partnership units outstanding.

SECURED INCOME L.P. AND SUBSIDIARIES

Part I - Financial Information

SECURED INCOME L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2006	December 31,
	(Unaudited)	2005
ASSETS

Cash and cash equivalents	$3,139,638	$2,800,279
Restricted assets and funded reserves	2,443,012	1,997,080
Accounts receivable	18,975	30,131
Prepaid expenses	149,864	212,154
Intangible assets, net of accumulated amortization	246,295	254,170
Assets held for sale	20,490,531	20,503,535

	$26,488,315	$25,797,349

LIABILITIES AND PARTNERS' DEFICIT

Liabilities

Accounts payable and accrued expenses	$606,074	$261,410
Due to general partners and affiliates	38,383	18,365
Liabilities held for sale	40,130,907	40,297,330

	40,775,364	40,577,105

Partners' deficit

Limited partners	(12,563,382)	(13,051,162)
General partners	(1,723,667)	(1,728,594)

	(14,287,049)	(14,779,756)

	$26,488,315	$25,797,349

See notes to consolidated financial statements.

SECURED INCOME L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2006 AND 2005
(Unaudited)

	2006	2005
OPERATIONS

REVENUE

Interest	$22,254	$14,135

EXPENSES

Administrative and management	50,045	46,934
Amortization	7,875	7,875

TOTAL EXPENSES	57,920	54,809

LOSS FROM CONTINUING OPERATIONS	(35,666)	(40,674)

DISCONTINUED OPERATIONS

REVENUE

Rental	2,163,178	2,114,940

EXPENSES

Administrative and management	215,325	211,975
Operating and maintenance	370,961	316,359
Taxes and insurance	506,840	524,514
Financial	521,258	457,128
Depreciation and amortization	20,421	393,104

TOTAL EXPENSES	1,634,805	1,903,080

INCOME FROM DISCONTINUED OPERATIONS	528,373	211,860

NET INCOME	$492,707	$171,186

NET INCOME ATTRIBUTABLE TO

Limited partners	$487,780	$169,474
General partners	4,927	1,712

	$492,707	$171,186
NET INCOME ALLOCATED PER UNIT OF
LIMITED PARTNERSHIP INTEREST	$.50	$.17

NET LOSS FROM CONTINUING
OPERATIONS ALLOCATED PER
UNIT OF LIMITED PARTNERSHIP	$(.04)	$(.04)

See notes to consolidated financial statements.

SECURED INCOME L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2006 AND 2005
(Unaudited)

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES

Net income	$492,707	$171,186
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	28,296	400,979
Increase in restricted assets and funded reserves	(445,932)	(421,768)
Increase in tenant security deposits	(7,417)	(12,628)
Decrease (increase) in accounts receivable	11,156	(4,421)
Decrease in prepaid expenses	62,290	405,162
Increase (decrease) in accounts payable and accrued expenses	344,664	(25,274)
Increase (decrease) in tenant security deposits payable	(4,000)	4,030
Increase (decrease) in due to general partners and affiliates	20,018	(22,990)

Net cash provided by operating activities	501,782	494,276

CASH FLOWS FROM INVESTING ACTIVITIES

Repayment of advance to affiliate		28,677

Net cash provided by investing activities		28,677

CASH FLOWS FROM FINANCING ACTIVITIES

Distributions to partners		(399,238)
Principal payments on mortgages	(162,423)	(150,747)

Net cash used in financing activities	(162,423)	(549,985)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	339,359	(27,032)

Cash and cash equivalents at beginning of period	2,800,279	3,189,581

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,139,638	$3,162,549

SUPPLEMENTAL INFORMATION

Financial expenses paid	$555,528	$486,028

CASH FLOWS FROM DISCONTINUED OPERATIONS

Net cash provided by operating activities	$506,826	$503,463

Net cash used in investing activities		$28,677

Net cash used in financing activities	$(162,423)	$(379,058)

See notes to consolidated financial statements.

SECURED INCOME L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006
(Unaudited)

1.
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The results of operations are impacted significantly by the results of operations of the Carrollton and Columbia Partnerships (collectively, the “Operating Partnerships”), which is provided on an unaudited basis during interim periods. Accordingly, the accompanying consolidated financial statements are dependent on such unaudited information. In the opinion of the General Partners, the consolidated financial statements include all adjustments necessary to reflect fairly the results of the interim periods presented. All adjustments are of a normal recurring nature. No significant events have occurred subsequent to December 31, 2005 and no material contingencies exist which would require additional disclosure in the report under Regulation S-X, Rule 10-01 paragraph A-5, except as disclosed herein.

In January 2006, the Columbia Partnership entered into an agreement to sell its operating complex (“The Westmont”) to a New York Stock Exchange limited real estate investment trust for a price of $87,750,000, subject to customary adjustments. The closing of the transaction is subject to certain customary conditions, including the consent of Columbia’s lender to the assumption of Columbia’s mortgages by the purchaser. The Columbia Partnership anticipates that, subject to the satisfaction or waiver of the various conditions, the sale will be consummated during the third calendar quarter of 2006. In connection with the Carrolton Partnership, although a potential purchaser of the operating complex ("Fieldpointe Apartments") withdrew its offer of $27,100,000 under the terms of its letter of intent, the Carrollton Partnership has recently entered negotiations to sell Fieldpointe Apartments for a purchase price of $25,500,000. The disposition of The Westmont and Fieldpointe Apartments (collectively, the “Complexes”) by their respective owners is consistent with a plan of liquidation and winding up of the business of the Partnership, which plan is being enacted in 2006 considering the activities discussed above. Following the sale of the Complexes, if consummated, the Partnership intends to distribute the net proceeds to which it is entitled under the respective partnership agreements of the Operating Partnerships to its limited and general partners, in accordance with the terms and conditions of the Partnership’s limited partnership agreement. After making the distributions, the Partnership intends to dissolve. The offers indicate that the carrying amount of these long-lived assets is recoverable based on applying the standard accounting tests for impairment. Due to the likelihood of the sales of the Complexes and the Partnership’s plans to dissolve upon such sales and the winding up the business of the Partnership, certain assets and liabilities of the Complexes are classified as held for sale in the accompanying consolidated balance sheets. That classification resulted in the cessation of depreciation of those assets as of January 1, 2006. However, as the dissolution of the Partnership was not imminent as of March 31, 2006, the consolidated financial statements as of and for the three months then ended are presented assuming that the Partnership will continue as a going concern.

Certain prior period amounts have been reclassified to conform to the current period presentation.

The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the entire year.

2.
Additional information, including the audited December 31, 2005 Consolidated Financial Statements and the Summary of Significant Accounting Policies, is included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2005 on file with the Securities and Exchange Commission.

SECURED INCOME L.P. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

In January 2006, the Columbia Partnership entered into an agreement to sell The Westmont to a New York Stock Exchange limited real estate investment trust for a price of $87,750,000. The closing of the transaction is subject to certain customary conditions and adjustments, including the consent of Columbia’s lender to the assumption of the Columbia Mortgages by the purchaser. The Columbia Partnership anticipates that, subject to the satisfaction or waiver of the various conditions, the sale will be consummated during the third calendar quarter of 2006. In connection with the Carrolton Partnership, although a potential purchaser of Fieldpointe Apartments withdrew its offer of $27,100,000 under the terms of its letter of intent, the Carrollton Partnership has recently entered negotiations to sell Fieldpointe Apartments for a purchase price of $25,500,000. The disposition of the Complexes by their respective owners is consistent with a plan of liquidation and winding up of the business of Registrant, which plan is being enacted in 2006 considering the activities discussed above. Following the sale of the Complexes, if consummated, Registrant intends to distribute the net proceeds to which it is entitled under the respective partnership agreements of the Operating Partnerships to its limited and general partners, in accordance with the terms and conditions of Registrant’s limited partnership agreement. After making the distributions, Registrant intends to dissolve. The offers indicate that the carrying amount of these long-lived assets is recoverable based on applying the standard accounting tests for impairment. Due to the likelihood of the sales of the Complexes and Registrant’s plans to dissolve upon such sales and the winding up the business of Registrant, certain assets and liabilities of the Complexes are classified as held for sale in the accompanying consolidated balance sheets. However, as the dissolution of Registrant was not imminent as of March 31, 2006, the consolidated financial statements as of and for the three months then ended are presented assuming that Registrant will continue as a going concern.

Registrant's primary sources of funds are rents generated by the Operating Partnerships and interest derived from investments and deposits, certain of which are restricted in accordance with the terms of the mortgages of the Operating Partnerships. Although Registrant’s investments would normally be considered highly illiquid, see discussion above regarding the potential sale of the Complexes.

In the event the anticipated sales of the Complexes noted above do not take place, Registrant is not expected to have access to additional sources of financing. Accordingly, if unforeseen contingencies arise that cause an Operating Partnership to require capital in addi-tion to that contributed by Registrant and any equity of the Operating General Partners, potential sources from which such cap-ital needs will be able to be satisfied (other than reserves) would be additional equity contributions of the Operating General Partners or other equity reserves, if any, which could adversely affect the distribution from the Operating Partnerships to Registrant of operating cash flow and any sale or refinancing proceeds.

Registrant generated cash from operations during the three months ended March 31, 2006 and cash and cash equivalents increased by approximately $339,000 during the period. Registrant made a distribution to its limited partners of approximately $394,000 in May 2006. Mortgages payable (included in liabilities held for sale in the accompanying consolidated balance sheets) decreased due to principal amortization of approximately $162,000. Property and equipment (included in assets held for sale in the accompanying consolidated balance sheets) are no longer being depreciated, under accounting principles generally accepted in the United States of America, as a result of their classification as held for sale. Prepaid expenses decreased, while restricted assets and funded reserves and accounts payable and accrued expenses increased in the ordinary course of operations.

Registrant intends to make a distribution on or about May 16, 2006 of approximately $.40 per Unit to Unit holders as of March 31, 2006. In addition, Registrant made quarterly distributions to the limited partners in May, August and November 2005 and in May 2006 totaling $1,574,990. Such distributions represent an annualized return to the limited partners of approximately 8% for the year ended December 31, 2005. In the event the anticipated sales of the Complexes noted above do not take place, Registrant’s ability to make quarterly distributions on an ongoing basis is subject to the operating results of the Operating Partnerships, which are highly contingent upon the interest rates of the Columbia Partnership’s low-floater mortgage and the strength of their respective rental markets. Accordingly, there can be no assurance that the Operating Partnerships will continue to generate cash flow sufficient to make quarterly distributions or that future distributions will be in any specific amounts.

SECURED INCOME L.P. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations

The consolidated statements of operations in the accompanying financial statements are presented based on the determination that the Complexes owned by the Operating Partnerships are held for sale as of March 31, 2006 (and therefore reflect the operating activity of the Operating Partnerships as discontinued operations). If the Complexes are sold, Registrant intends to dissolve upon making final distributions to its partners. However, there is no assurance that one or both Complexes will ultimately be sold pursuant to the plan. Accordingly, the Results of Operations are presented without affect to the presentation of discontinued operations.

Three Months Ended March 31, 2006

During the three months ended March 31, 2006, the Columbia Partnership's and the Carrollton Partnership's operations resulted in net earnings of approximately $355,000 and approximately $187,000, respectively. The Columbia Partnership's earnings include financial expenses and amortization of approximately $375,000 and approximately $16,000, respectively, while the Carrollton Partnership's earnings include financial expenses and amortization of approximately $147,000 and approximately $4,000, respectively. As noted above under Liquidity and Capital Resources, there is no depreciation expense for the three months ended March 31, 2006 as a result of the property and equipment of the Operating Complexes being classified as held for sale as of December 31, 2005. Accordingly, the Columbia Partnership and the Carrollton Partnership generated earnings from operating activities prior to financial expenses and amortization of approximately $746,000 and approximately $338,000, respectively. Mortgage principal payments during the period for the Columbia Partnership and the Carrollton Partnership were approximately $114,000 and approximately $48,000, respectively. After considering the respective mandatory mortgage principal payments and required deposits to mortgage escrows, among other things, the Complexes generated combined cash flow of approximately $405,000 during the three months ended March 31, 2006; such amount includes cash flow from discontinued operations. There can be no assurance that the level of cash flow generated by the Complexes during the three months ended March 31, 2006 will continue in future periods.

As noted above under Liquidity and Capital Resources, there is no depreciation expense for the three months ended March 31, 2006 as a result of the property and equipment of the Operating Complexes being classified as held for sale as of December 31, 2005. Considering the effect of the depreciation treatment in 2006, results of operations for the three months ended March 31, 2006 reflect a decline as compared to the three months ended March 31, 2005. Although operating and maintenance expenses are higher for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005, they are consistent with the total for calendar 2005. Financial expenses have increased primarily as a result of the weighted average interest rate on the Columbia Partnership's first mortgage increasing from approximately 1.78% for the first three months of 2005 to approximately 3.03% for the first three months of 2006.

As of March 31, 2006, the occupancy of Fieldpointe Apartments (Carrollton) was approximately 99% and the occupancy of The Westmont (Columbia) was 100% as to residential units and approximately 88% as to commercial space as a result of one of the commercial tenants breaking its lease in the second quarter of 2003. Any prospective tenant must be approved by the lender; the space has not been rented as of May 2006. In the event the anticipated sales of the Complexes noted above do not take place, the future operating results of the Complexes will be extremely dependent on market conditions and therefore may be subject to significant volatility.

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

SECURED INCOME L.P. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Con-dition and Results of Operations (continued)

After considering the respective mandatory mortgage principal payments and required deposits to mortgage escrows, among other things, the Complexes generated combined cash flow of approximately $452,000 during the three months ended March 31, 2005; such amount includes cash flow from discontinued operations. As of March 31, 2005, the occupancy of Fieldpointe Apartments (Carrollton) was approximately 93% and the occupancy of The Westmont (Columbia) was approximately 99% as to residential units and 88% as to commercial space (see discussion above).

Critical Accounting Policies and Estimates

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, which requires Registrant to make certain estimates and assumptions. The following section is a summary of certain aspects of those accounting policies that may require subjective or complex judgments and are most important to the portrayal of Registrant’s financial condition and results of operations. Registrant believes that there is a low probability that the use of different estimates or assumptions in making these judgments would result in materially different amounts being reported in the consolidated financial statements.

Registrant records its real estate assets at cost less accumulated depreciation and, if there are indications that impairment exists, adjusts the carrying value of those assets in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." See discussion under Liquidity and Capital Resources above regarding the possible disposition of the properties owned by the Operating Partnerships. Under SFAS No. 144, the long-lived assets of the Operating Partnerships are classified as held for sale in the accompanying consolidated balance sheets and are measured at the lower of their carrying amount or fair value less cost to sell. Once classified as held for sale, depreciation of the assets ceases. The accompanying consolidated statement of operations for the three months ended March 31, 2006 does not include any depreciation.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Registrant has market risk sensitivity with regard to financial instruments concerning potential interest rate fluctuations in connection with the low floater rates associated with the Columbia Partnership's first mortgage. Accordingly, a fluctuation in the low-floater interest rates of .25% would have a $60,500 annualized impact on Registrant's results of operations.

Item 4. Controls and Procedures

As of March 31, 2006, under the direction of the Chief Executive Officer and Chief Financial Officer of Wilder Richman Resources Corporation, one of Registrant’s general partners, Registrant evaluated the effectiveness of its disclosure controls and procedures and concluded that (i) Registrant’s disclosure controls and procedures were effective as of March 31, 2006, and (ii) there has been no change in Registrant’s internal control over financial reporting during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

SECURED INCOME L.P. AND SUBSIDIARIES

Part II - Other Information

Item 1. Legal Proceedings

   Registrant is not aware of any material legal proceedings.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in Item 1A of Registrant’s Annual Report on Form 10-K for the year ended Decenber 31, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

Exhibit 31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
Exhibit 31.2 Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
Exhibit 32.1 Section 1350 Certification of Chief Executive Officer
Exhibit 32.2 Section 1350 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the require-ments of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 15th day of May 2006.

SECURED INCOME L.P.

By:	Wilder Richman Resources Corporation, General Partner

By: /s/Richard Paul Richman
        Richard Paul Richman - Chief Executive Officer

By: /s/Neal Ludeke
      Neal Ludeke - Chief Financial Officer

By:	WRC-87A Corporation, General Partner

By: /s/Richard Paul Richman
      Richard Paul Richman - Executive Vice President and Treasurer