Form 10-Q
period 2006-06-30
SECURED INCOME L P
filed 2006-08-15
CIK 804217

SECURITIES AND EXCHANGE COMMISSION
                                 Washington, DC

                            -------------------------


                                    FORM 10-Q


 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---                            EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

                                       OR


___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the transition period from              to
                               ------------    --------------


                         Commission file number 0-17412

                               Secured Income L.P.
                               -------------------
             (Exact name of Registrant as specified in its charter)

          Delaware                                             06-1185846
------------------------------                          -----------------------
State or other jurisdiction of                               (IRS Employer
incorporation or organization                              Identification No.)

         340 Pemberwick Road
        Greenwich, Connecticut                                    06831
----------------------------------------                ------------------------
(Address of principal executive offices)                        Zip Code

Registrant's telephone number, including area code:  (203) 869-0900

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

  Large Accelerated Filer     Accelerated Filer     Non-Accelerated Filer  X
                          ---                  ---                        ---

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). Yes    No   X
                                    ---     ---

As of August 14, 2006, there were 984,369 units of limited partnership interest outstanding.

                      SECURED INCOME L.P. AND SUBSIDIARIES

                         Part I - Financial Information


Table of Contents

Item 1     Financial Statements                                            Page
           --------------------                                            ----

           Consolidated Balance Sheets                                      3

           Consolidated Statements of Operations                            4

           Consolidated Statements of Cash Flows                            6

           Notes to Consolidated Financial Statements                       7


Item 2     Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                        8
           -------------------------


Item 3     Quantitative and Qualitative Disclosure about Market Risk       10
           ---------------------------------------------------------


Item 4     Controls and Procedures                                         10
           -----------------------

                      SECURED INCOME L.P. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS



                                                       June 30,
                                                         2006        December 31,
                                                     (Unaudited)         2005
                                                     ------------    ------------
ASSETS
Cash and cash equivalents                            $  2,751,564    $  2,800,279
Restricted assets and funded reserves                   2,934,755       1,997,080
Accounts receivable 21,227                                 30,131
Prepaid expenses                                           47,549         212,154
Intangible assets, net of accumulated amortization        238,420         254,170
Assets held for sale                                   20,493,683      20,503,535
                                                     ------------    ------------
                                                     $ 26,487,198    $ 25,797,349
                                                     ============    ============


LIABILITIES AND PARTNERS' DEFICIT

Liabilities

  Accounts payable and accrued expenses              $    965,517    $    261,410
  Due to general partners and affiliates                   40,036          18,365
  Liabilities held for sale                            39,968,847      40,297,330
                                                     ------------    ------------

                                                       40,974,400      40,577,105
                                                     ------------    ------------

Partners' deficit

  Limited partners                                    (12,759,119)    (13,051,162)
  General partners                                     (1,728,083)     (1,728,594)
                                                     ------------    ------------

                                                      (14,487,202)    (14,779,756)
                                                     ------------    ------------

                                                     $ 26,487,198    $ 25,797,349
                                                     ============    ============

                 See notes to consolidated financial statements.

                      SECURED INCOME L.P. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
            THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2006 AND 2005
                                   (Unaudited)

                                   Three Months    Six Months    Three Months    Six Months
                                       Ended          Ended          Ended          Ended
                                   June 30, 2006  June 30, 2006  June 30, 2005  June 30, 2005
                                   -------------  -------------  -------------  -------------
OPERATIONS

REVENUE
Interest                            $    23,081    $    45,335    $    16,962    $    31,097
                                    -----------    -----------    -----------    -----------

EXPENSES

Administrative and management            16,356         66,401         33,662         80,596
Amortization                              7,875         15,750          7,875         15,750
                                    -----------    -----------    -----------    -----------

TOTAL EXPENSES                           24,231         82,151         41,537         96,346
                                    -----------    -----------    -----------    -----------

LOSS FROM CONTINUING OPERATIONS          (1,150)       (36,816)       (24,575)       (65,249)
                                    -----------    -----------    -----------    -----------

DISCONTINUED OPERATIONS

REVENUE

Rental                                2,180,258      4,343,436      2,127,425      4,242,365
                                    -----------    -----------    -----------    -----------

EXPENSES

Administrative and management           175,816        391,141        188,522        400,497
Operating and maintenance               324,548        695,509        395,052        711,411
Taxes and insurance                     511,505      1,018,345        503,686      1,028,200
Financial                               549,084      1,070,342        506,409        963,537
Depreciation and amortization            20,420         40,841        393,102        786,206
                                    -----------    -----------    -----------    -----------

TOTAL EXPENSES                        1,581,373      3,216,178      1,986,771      3,889,851
                                    -----------    -----------    -----------    -----------

INCOME FROM DISCONTINUED
     OPERATIONS                         598,885      1,127,258        140,654        352,514
                                    -----------    -----------    -----------    -----------

NET INCOME                          $   597,735    $ 1,090,442    $   116,079    $   287,265
                                    ===========    ===========    ===========    ===========

NET INCOME ATTRIBUTABLE TO
Limited partners                    $   591,758    $ 1,079,538    $   114,918    $   284,392
General partners                          5,977         10,904          1,161          2,873
                                    -----------    -----------    -----------    -----------

                                    $   597,735    $ 1,090,442    $   116,079    $   287,265
                                    ===========    ===========    ===========    ===========

NET INCOME ALLOCATED PER UNIT OF
     LIMITED PARTNERSHIP INTEREST   $       .60    $      1.10    $       .12    $       .29
                                    ===========    ===========    ===========    ===========

                                  --continued--

                      SECURED INCOME L.P. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
            THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2006 AND 2005
                                   (Unaudited)

                                   Three Months    Six Months    Three Months    Six Months
                                       Ended          Ended          Ended          Ended
                                   June 30, 2006  June 30, 2006  June 30, 2005  June 30, 2005
                                   -------------  -------------  -------------  -------------
NET LOSS FROM CONTINUING
    OPERATIONS ALLOCATED PER
    UNIT OF LIMITED PARTNERSHIP     $      (.00)   $      (.04)   $      (.03)   $      (.07)
                                    ===========    ===========    ===========    ===========

                 See notes to consolidated financial statements.

                      SECURED INCOME L.P. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2006 AND 2005
                                   (Unaudited)

                                                                         2006                  2005
                                                                     -------------        ---------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                           $   1,090,442         $      287,265
Adjustments to reconcile net income to net cash provided
    by operating activities
      Depreciation and amortization                                         56,591                801,956
      Increase in restricted assets and funded reserves                   (937,675)              (931,125)
      Increase in tenant security deposits                                 (30,989)               (21,176)
      Decrease (increase) in accounts receivable                             8,904                (10,278)
      Decrease in prepaid expenses                                         164,605                853,310
      Increase (decrease) in accounts payable and accrued expenses         704,107                (23,368)
      Increase (decrease) in tenant security deposits payable                 (576)                33,870
      Increase (decrease) in due to general partners and affiliates         21,671                (22,990)
                                                                     -------------        ---------------

Net cash provided by operating activities                                1,077,080                967,194
                                                                     -------------        ---------------

CASH FLOWS FROM INVESTING ACTIVITIES

Capital expenditures                                                                               (5,263)
Repayment of advance to affiliate                                                                  28,677
                                                                                          ---------------

Net cash provided by investing activities                                                          23,414
                                                                                          ---------------

CASH FLOWS FROM FINANCING ACTIVITIES

Distributions to partners                                                 (797,888)              (811,506)
Principal payments on mortgages                                           (327,907)              (304,575)
                                                                     -------------        ---------------

Net cash used in financing activities                                   (1,125,795)            (1,116,081)
                                                                     -------------        ---------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                  (48,715)              (125,473)

Cash and cash equivalents at beginning of period                         2,800,279              3,189,581
                                                                     -------------        ---------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $   2,751,564        $     3,064,108
                                                                     =============        ===============

SUPPLEMENTAL INFORMATION

Financial expenses paid                                              $   1,093,459        $       980,718
                                                                     =============        ===============

CASH FLOWS FROM DISCONTINUED OPERATIONS

Net cash provided by operating activities                            $   1,106,410        $     1,010,635
                                                                     =============        ===============

Net cash used in investing activities                                                     $        28,677
                                                                                          ===============

Net cash used in financing activities                                $  (1,083,145)       $      (782,156)
                                                                     =============        ===============

                 See notes to consolidated financial statements.

                      SECURED INCOME L.P. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006
                                   (Unaudited)


1. The accompanying unaudited consolidated financial statements of Secured Income L.P. and its subsidiaries (the "Partnership") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The results of operations are impacted significantly by the results of operations of the Carrollton and Columbia Partnerships (collectively, the "Operating Partnerships"), which is provided on an unaudited basis during interim periods. Accordingly, the accompanying consolidated financial statements are dependent on such unaudited information. In the opinion of the General Partners of the Partnership, the consolidated financial statements include all adjustments necessary to reflect fairly the results of the interim periods presented. All adjustments are of a normal recurring nature. No significant events have occurred subsequent to December 31, 2005 and no material contingencies exist which would require additional disclosure in the report under Regulation S-X, Rule 10-01 paragraph (a)(5), except as disclosed herein.

      In July 2006, the Columbia Partnership sold its operating complex ("The Westmont") to a New York Stock Exchange limited real estate investment trust for a price of $87,750,000. Distributions totaling approximately $45,216,000, made after retirement of certain mortgage obligations, payment of expenses and distributions to the general partners of Columbia, representing the Partnership's share of the sales proceeds net of reserves held by Columbia, were received by the Partnership in July 2006. The Partnership made a distribution of such funds totaling approximately $42.10 per Unit on or about August 4, 2006 to Unit holders of record as of July 14, 2006. The distribution to certain Unit holders was reduced for payment of New York State estimated withholding taxes. In connection with the Carrolton Partnership, negotiations are continuing with a potential purchaser of the operating complex ("Fieldpointe Apartments") for a purchase price of $25,500,000. The disposition of The Westmont and Fieldpointe Apartments (collectively, the "Complexes") by their respective owners is consistent with a plan of liquidation and winding up of the business of the Partnership, which plan has been enacted in 2006 considering the activities discussed above. Following the sale of Fieldpointe Apartments, if consummated, the Partnership intends to distribute the net proceeds to which it is entitled under the Carrollton partnership agreement to its limited and general partners, less a small reserve, in accordance with the terms and conditions of the Partnership's limited partnership agreement. Because this latest distribution includes a full return of Unit holders' invested capital, originally $20.00 per Unit, quarterly cash distributions will continue to be paid at an annualized rate of 8% through August 4, 2006, the date Unit holders received the return of their invested capital. At this time, the Partnership does not intend to make any further quarterly cash distributions, but intends to hold in reserve any cash distributions received by the Partnership from Carrollton between now and the sale of the property, and to distribute any such funds after the sale of the property is closed; however, the Partnership may reconsider this position depending upon future events. The Partnership is attempting to consummate a sale of Fieldpointe Apartments in 2006; however, there is no guarantee that this will occur in that time frame or at all. After the final distribution is paid, the Partnership intends to dissolve. The sale price of The Westmont and the offer for Fieldpointe Apartments indicate that the carrying amount of these long-lived assets is recoverable based on applying the standard accounting tests for impairment. Due to the sale of The Westmont and the potential sale of Fieldpointe Apartments and the Partnership's plans to dissolve upon such sales and the winding up of the business of the Partnership, certain assets and liabilities of the Complexes are classified as held for sale in the accompanying consolidated balance sheets. That classification resulted in the cessation of depreciation of those assets as of January 1, 2006. However, as the dissolution of the Partnership was not imminent as of June 30, 2006, the consolidated financial statements as of and for the six months then ended are presented assuming that the Partnership will continue as a going concern.

      Certain prior period amounts have been reclassified to conform to the current period presentation.

      The results of operations for the six months ended June 30, 2006 are not indicative of the results to be expected for the entire year.

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

                      SECURED INCOME L.P. AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

In July 2006, the Columbia Partnership sold The Westmont to a New York Stock Exchange limited real estate investment trust for a price of $87,750,000. Distributions totaling approximately $45,216,000, made after retirement of certain mortgage obligations, payment of expenses and distributions to the general partners of Columbia, representing Registrant's share of the sales proceeds net of reserves held by Columbia, were received by Registrant in July 2006. Registrant made a distribution of such funds totaling approximately $42.10 per Unit on or about August 4, 2006 to Unit holders of record as of July 14, 2006. The distribution to certain Unit holders was reduced for payment of New York State estimated withholding taxes. In connection with the Carrollton Partnership, negotiations are continuing with a potential purchaser of Fieldpointe Apartments for a purchase price of $25,500,000. The disposition of the Complexes by their respective owners is consistent with a plan of liquidation and winding up of the business of Registrant, which plan has been enacted in 2006 considering the activities discussed above. Following the sale of Fieldpointe Apartments, if consummated, Registrant intends to distribute the net proceeds to which it is entitled under the Carrollton partnership agreement to its limited and general partners, in accordance with the terms and conditions of Registrant's limited partnership agreement. After making the distributions, Registrant intends to dissolve. The sale price of The Westmont and the offer for Fieldpointe Apartments indicate that the carrying amount of these long-lived assets is recoverable based on applying the standard accounting tests for impairment. Due to the likelihood of the sale of Fieldpointe Apartments and Registrant's plans to dissolve upon such sale and the winding up of the business of Registrant, certain assets and liabilities of the Complexes are classified as held for sale in the accompanying consolidated balance sheets. However, as the dissolution of Registrant was not imminent as of June 30, 2006, the consolidated financial statements as of and for the six months then ended are presented assuming that Registrant will continue as a going concern.

Registrant's primary sources of funds have been rents generated by the Operating Partnerships and interest derived from investments and deposits, certain of which are restricted in accordance with the terms of the mortgages of the Operating Partnerships. Although Registrant's investments would normally be considered highly illiquid, see discussion above regarding the sale of The Westmont and the potential sale of Fieldpointe Apartments.

In the event the anticipated sale of Fieldpointe Apartments does not take place, Registrant is not expected to have access to additional sources of financing. Accordingly, if unforeseen contingencies arise that cause Carrolton to require capital in addition to that contributed by Registrant and any equity of the Operating General Partner, potential sources from which such capital needs will be able to be satisfied (other than reserves) would be additional equity contributions of the Operating General Partner or other equity reserves, if any, which could adversely affect the distribution from Carrollton to Registrant of operating cash flow and any sale or refinancing proceeds.

Although Registrant generated cash from operations during the six months ended June 30, 2006, cash and cash equivalents decreased by approximately $49,000 during the period primarily as a result of distributions to the limited partners. Mortgages payable (included in liabilities held for sale in the accompanying consolidated balance sheets) decreased due to principal amortization of approximately $328,000. Property and equipment (included in assets held for sale in the accompanying consolidated balance sheets) are no longer being depreciated, under accounting principles generally accepted in the United States of America, as a result of their classification as held for sale. Prepaid expenses decreased, while restricted assets and funded reserves and accounts payable and accrued expenses increased in the ordinary course of operations.

In addition to the distribution noted above resulting from the sale of The Westmont, Registrant made distributions in May 2006 and July 2006 of approximately $.40 per Unit to Unit holders as of March 31, 2006 and June 30, 2006, respectively. Registrant also made quarterly distributions to the limited partners in May, August and November 2005 and in May 2006 totaling $1,574,990. Such distributions represent an annualized return to the limited partners of approximately 8% for the year ended December 31, 2005. Because the distribution in connection with the sale of The Westmont includes a full return of Unit holders' invested capital, originally $20.00 per Unit, quarterly cash distributions will continue to be paid at an annualized rate of 8% through August 4, 2006, the date Unit holders received the return of their invested capital. At this time, Registrant does not intend to make any further quarterly cash distributions, but intends to hold in reserve any cash distributions received by Registrant from Carrollton between now and the sale of the property, and to distribute any such funds after the sale of the property is consummated; however, Registrant may reconsider this position depending upon future events.

                      SECURED INCOME L.P. AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations

The consolidated statements of operations in the accompanying financial statements are presented based on the determination that the Complexes owned by the Operating Partnerships are held for sale as of June 30, 2006 (and therefore reflect the operating activity of the Operating Partnerships as discontinued operations). If Fieldpointe Apartments is sold, Registrant intends to dissolve upon making final distributions to its partners. However, there is no assurance that Fieldpointe Apartments will ultimately be sold pursuant to the plan. Accordingly, the Results of Operations are presented without affect to the presentation of discontinued operations.

Six Months Ended June 30, 2006

During the six months ended June 30, 2006, the Columbia Partnership's and the Carrollton Partnership's operations resulted in net earnings of approximately $755,000 and approximately $403,000, respectively. The Columbia Partnership's earnings include financial expenses and amortization of approximately $776,000 and approximately $33,000, respectively, while the Carrollton Partnership's earnings include financial expenses and amortization of approximately $294,000 and approximately $8,000, respectively. As noted above under Liquidity and Capital Resources, there is no depreciation expense for the six months ended June 30, 2006 as a result of the property and equipment of the Operating Complexes being classified as held for sale as of December 31, 2005. Accordingly, the Columbia Partnership and the Carrollton Partnership generated earnings from operating activities prior to financial expenses and amortization of approximately $1,564,000 and approximately $705,000, respectively. Mortgage principal payments during the period for the Columbia Partnership and the Carrollton Partnership were approximately $232,000 and approximately $96,000, respectively. After considering the respective mandatory mortgage principal payments and required deposits to mortgage escrows, among other things, the Complexes generated combined cash flow of approximately $884,000 during the six months ended June 30, 2006; such amount includes cash flow from discontinued operations. There can be no assurance that the level of cash flow generated by the Carrollton Partnership during the six months ended June 30, 2006 will continue in future periods.

There is no depreciation expense for the six months ended June 30, 2006 as a result of the property and equipment of the Operating Complexes being classified as held for sale as of December 31, 2005. Considering the effect of the depreciation treatment in 2006, results of operations for the six months ended June 30, 2006 are comparable to the six months ended June 30, 2005. Financial expenses have increased primarily as a result of the weighted average interest rate on the Columbia Partnership's first mortgage increasing from approximately 2.18% for the first six months of 2005 to approximately 3.25% for the first six months of 2006.

As of June 30, 2006, the occupancy of Fieldpointe Apartments (Carrollton) was 100% and the occupancy of The Westmont (Columbia) was 100% as to residential units and approximately 88% as to commercial space as a result of one of the commercial tenants breaking its lease in the second quarter of 2003. In the event a sale of Fieldpointe Apartments does not take place, the future operating results of such Complex will be extremely dependent on market conditions and therefore may be subject to significant volatility.

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

                      SECURED INCOME L.P. AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

After considering the respective mandatory mortgage principal payments and required deposits to mortgage escrows, among other things, the Complexes generated combined cash flow of approximately $826,000 during the six months ended June 30, 2005; such amount includes cash flow from discontinued operations. As of June 30, 2005, the occupancy of Fieldpointe Apartments (Carrollton) was approximately 99% and the occupancy of The Westmont (Columbia) was approximately 97% as to residential units and 88% as to commercial space (see discussion above).

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

Registrant records its real estate assets at cost less accumulated depreciation and, if there are indications that impairment exists, adjusts the carrying value of those assets in accordance with Statement of Financial Accounting Standard ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." See discussion under Liquidity and Capital Resources above regarding the disposition of The Westmont and the possible disposition of Fieldpointe Apartments. Under SFAS No. 144, the long-lived assets of the Operating Partnerships are classified as held for sale in the accompanying consolidated balance sheets and are measured at the lower of their carrying amount or fair value less cost to sell. Once classified as held for sale, depreciation of the assets ceases. The accompanying consolidated statement of operations for the six months ended June 30, 2006 does not include any depreciation.


Item 3.  Quantitative and Qualitative Disclosure about Market Risk

As a result of the sale of The Westmont (see discussion above), Registrant no longer has market risk sensitivity with regard to financial instruments concerning potential interest rate fluctuations in connection with the low floater rates associated with the Columbia Partnership's first mortgage.


Item 4.  Controls and Procedures

As of June 30, 2006, under the direction of the Chief Executive Officer and Chief Financial Officer of Wilder Richman Resources Corporation, one of Registrant's general partners, Registrant evaluated the effectiveness of its disclosure controls and procedures and concluded that (i) Registrant's disclosure controls and procedures were effective as of June 30, 2006, and (ii) there has been no change in Registrant's internal control over financial reporting during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, Registrant's internal control over financial reporting.

                      SECURED INCOME L.P. AND SUBSIDIARIES

                           Part II - Other Information


Item 1.    Legal Proceedings

           Registrant is not aware of any material legal proceedings.

Item 1A.   Risk Factors

           As a result of the sale of The Westmont, the Operating Complex owned by the Columbia Partnership in July 2006, the risk factors previously disclosed in Item 1A of Registrant's Annual Report on Form 10-K for the year ended December 31, 2005 pertaining to The Westmont are no longer applicable. See discussion in Part I, Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

            Exhibit 31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

            Exhibit 31.2 Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

            Exhibit 32.1 Section 1350 Certification of Chief Executive Officer

            Exhibit 32.2 Section 1350 Certification of Chief Financial Officer

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 14th day of August 2006.


                  SECURED INCOME L.P.

                  By:    Wilder Richman Resources Corporation, General Partner

                         By:    /s/Richard Paul Richman
                                ------------------------------------------------
                                Richard Paul Richman - Chief Executive Officer

                         By:    /s/Neal Ludeke
                                ------------------------------------------------
                                Neal Ludeke - Chief Financial Officer


                  By:    WRC-87A Corporation, General Partner

                         By:    /s/Richard Paul Richman
                                ------------------------------------------------
                                Richard Paul Richman - Executive Vice President and Treasurer