Form 10-Q
period 2006-09-30
SECURED INCOME L P
filed 2006-11-20
CIK 804217

SECURITIES AND EXCHANGE COMMISSION
                                 Washington, DC

                                   ----------

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

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

Large Accelerated Filer |_|  Accelerated Filer |_|  Non-Accelerated Filer |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

As of November 14, 2006, there were 984,369 units of limited partnership interest outstanding.

                      SECURED INCOME L.P. AND SUBSIDIARIES

                         Part I - Financial Information

Table of Contents

                                                                            Page
                                                                            ----
Item 1  Financial Statements

        Consolidated Balance Sheets                                            3

        Consolidated Statements of Operations                                  4

        Consolidated Statements of Cash Flows                                  6

        Notes to Consolidated Financial Statements                             8

Item 2  Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                               10

Item 3  Quantitative and Qualitative Disclosure about Market Risk             12

Item 4  Controls and Procedures                                               12

                      SECURED INCOME L.P. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                     September 30,    December 31,
                                                          2006            2005
                                                     -------------    ------------
                                                      (Unaudited)
ASSETS

Cash and cash equivalents                             $  4,308,781    $  2,800,279
Restricted assets and funded reserves                      512,560       1,997,080
Accounts receivable                                          4,767          30,131
Prepaid expenses                                           360,678         212,154
Intangible assets, net of accumulated amortization         230,545         254,170
Assets held for sale                                     4,454,229      20,503,535
                                                      ------------    ------------
                                                      $  9,871,560    $ 25,797,349
                                                      ============    ============

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

  Accounts payable and accrued expenses               $    186,779    $    261,410
  Due to general partners and affiliates                     2,361          18,365
  Liabilities held for sale                              8,854,781      40,297,330
                                                      ------------    ------------
                                                         9,043,921      40,577,105
                                                      ------------    ------------
Partners' equity (deficit)

  Limited partners                                      14,611,953     (13,051,162)
  General partners                                     (13,784,314)     (1,728,594)
                                                      ------------    ------------
                                                           827,639     (14,779,756)
                                                      ------------    ------------
                                                      $  9,871,560    $ 25,797,349
                                                      ============    ============

                 See notes to consolidated financial statements.

                      SECURED INCOME L.P. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
         THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2006 AND 2005
                                   (Unaudited)

                                 Three Months    Nine Months     Three Months    Nine Months
                                    Ended           Ended           Ended           Ended
                                September 30,   September 30,   September 30,   September 30,
                                    2006            2006             2005            2005
                                -------------   -------------   -------------   -------------
OPERATIONS

REVENUE

Interest                         $    178,431    $    223,766     $   18,077      $   49,174
                                 ------------    ------------     ----------      ----------
EXPENSES

Administrative and management          24,607          91,008         72,713         153,309
Amortization                            7,875          23,625          7,875          23,625
                                 ------------    ------------     ----------      ----------
TOTAL EXPENSES                         32,482         114,633         80,588         176,934
                                 ------------    ------------     ----------      ----------
INCOME (LOSS) FROM CONTINUING
  OPERATIONS                          145,949         109,133        (62,511)       (127,760)
                                 ------------    ------------     ----------      ----------
DISCONTINUED OPERATIONS

REVENUE

Rental                                946,208       5,289,644      2,123,619       6,365,984
                                 ------------    ------------     ----------      ----------
EXPENSES

Administrative and management         168,935         560,076        191,374         591,871
Operating and maintenance             263,480         958,989        397,405       1,108,816
Taxes and insurance                   249,721       1,268,066        510,529       1,538,729
Financial                             214,846       1,285,188        487,930       1,451,467
Depreciation and amortization           3,868          44,709        393,103       1,179,309
                                 ------------    ------------     ----------      ----------
TOTAL EXPENSES                        900,850       4,117,028      1,980,341       5,870,192
                                 ------------    ------------     ----------      ----------
INCOME FROM DISCONTINUED
  OPERATIONS BEFORE GAIN
  ON SALE OF PROPERTY AND
  MINORITY INTEREST                    45,358       1,172,616        143,278         495,792

GAIN ON SALE OF PROPERTY           67,077,364      67,077,364

MINORITY INTEREST                 (10,005,084)    (10,005,084)
                                 ------------    ------------     ----------      ----------
INCOME FROM DISCONTINUED
  OPERATIONS                       57,117,638      58,244,896        143,278         495,792
                                 ------------    ------------     ----------      ----------
NET INCOME                       $ 57,263,587    $ 58,354,029     $   80,767      $  368,032
                                 ============    ============     ==========      ==========

                                  --continued--

                      SECURED INCOME L.P. AND SUBSIDIARIES

         THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2006 AND 2005
                                   (Unaudited)

                                     Three Months    Nine Months     Three Months    Nine Months
                                        Ended           Ended           Ended           Ended
                                    September 30,   September 30,   September 30,   September 30,
                                         2006            2006            2005            2005
                                    -------------   -------------   -------------   -------------
NET INCOME ATTRIBUTABLE TO

  Limited partners                   $56,690,951     $57,770,489       $79,960         $364,352
  General partners                       572,636         583,540           807            3,680
                                     -----------     -----------       -------         --------
                                     $57,263,587     $58,354,029       $80,767         $368,032
                                     ===========     ===========       =======         ========
NET INCOME ALLOCATED PER
  UNIT OF LIMITED PARTNERSHIP
  INTEREST                           $     58.59     $     58.69       $   .08         $    .37
                                     ===========     ===========       =======         ========
NET INCOME (LOSS) FROM CONTINUING
  OPERATIONS ALLOCATED PER UNIT
  OF LIMITED PARTBERSHIP
  INTEREST                           $       .15     $       .11       $  (.06)        $   (.13)
                                     ===========     ===========       =======         ========

                 See notes to consolidated financial statements.

                      SECURED INCOME L.P. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                   (Unaudited)

                                                                       2006          2005
                                                                   ------------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES

Net income                                                         $ 58,354,029   $   368,032
Adjustments to reconcile net income to net cash provided
  by operating activities
    Depreciation and amortization                                        68,334     1,202,934
    Gain on sale of property                                        (67,077,364)
    Minority interest                                                10,005,084
    Write off on unamortized intangible assets                        1,147,597
    Decrease (increase) in restricted assets and funded reserves      1,484,520    (1,098,617)
    Decrease (increase) in tenant security deposits                     483,553       (31,301)
    Decrease (increase) in accounts receivable                           25,364        (1,003)
    Decrease (increase) in prepaid expenses                            (144,398)      620,614
    Increase (decrease) in accounts payable and accrued expenses        (74,631)      354,087
    Increase (decrease) in tenant security deposits payable            (483,846)       27,176
    Decrease in deferred revenue                                        (56,782)
    Decrease in due to general partners and affiliates                  (16,004)       (2,972)
                                                                   ------------   -----------
Net cash provided by operating activities                             3,715,456     1,438,950
                                                                   ------------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds from sale of property, net of closing and related costs     57,246,685
Capital expenditures                                                                   (9,573)
Repayment of advance to affiliate                                                      28,677
                                                                   ------------  -----------
Net cash provided by investing activities                            57,246,685        19,104
                                                                   ------------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES

Distributions to partners                                           (42,746,634)   (1,215,050)
Distributions to minority interest                                  (10,005,084)
Principal payments on mortgages                                      (6,701,921)     (460,806)
                                                                   ------------   -----------
Net cash used in financing activities                               (59,453,639)   (1,675,856)
                                                                   ------------   -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  1,508,502      (217,802)

Cash and cash equivalents at beginning of period                      2,800,279     3,189,581
                                                                   ------------   -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $  4,308,781   $ 2,971,779
                                                                   ============   ===========
SIGNIFICANT NONCASH INVESTNG AND FINANCING ACTIVITIES
  AND SUPPLEMENTAL INFORMATION

Mortgage assumed by buyer upon sale of property                    $ 24,200,000
                                                                   ============
Financial expenses paid                                            $  2,564,216   $ 1,456,995
                                                                   ============   ===========

                                  --continued--

                      SECURED INCOME L.P. AND SUBSIDIARIES

                  NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                   (Unaudited)

                                                2006          2005
                                            ------------   -----------
CASH FLOWS FROM DISCONTINUED OPERATIONS

Net cash provided by operating activities   $  3,633,579   $ 1,521,356
                                            ============   ===========
Net cash provided by investing activities   $ 58,151,010   $    28,677
                                            ============   ===========
Net cash used in financing activities       $(62,926,382)  $(1,485,589)
                                            ============   ===========

                 See notes to consolidated financial statements.

                      SECURED INCOME L.P. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                   (Unaudited)

1. The accompanying unaudited consolidated financial statements of Secured Income L.P. and its subsidiaries (the "Partnership") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The results of operations are impacted significantly by the results of operations of the Carrollton and Columbia Partnerships (collectively, the "Operating Partnerships"), which is provided on an unaudited basis during interim periods. Accordingly, the accompanying consolidated financial statements are dependent on such unaudited information. In the opinion of the General Partners of the Partnership, the consolidated financial statements include all adjustments necessary to reflect fairly the results of the interim periods presented. All adjustments are of a normal recurring nature. Other than as disclosed herein below, no significant events have occurred subsequent to December 31, 2005 and no material contingencies exist which would require additional disclosure in the report under Regulation S-X, Rule 10-01 paragraph (a)(5).

      In July 2006, the Columbia Partnership ("Columbia") sold its operating complex ("The Westmont") to a New York Stock Exchange limited real estate investment trust for a price of $87,750,000. Registrant received distributions totaling approximately $45,216,000 in July 2006, which represents the Partnership's share of the sales proceeds net of reserves held by Columbia after retirement of certain mortgage obligations, payment of expenses and distributions to the general partners of Columbia. The Partnership made a distribution of such funds totaling approximately $42.10 per Unit on or about August 4, 2006 to Unit holders of record as of July 14, 2006. In connection with the Carrolton Partnership ("Carrollton"), Carrollton had entered into an Agreement of Purchase and Sale to sell the operating complex ("Fieldpointe Apartments") for a purchase price of $25,500,000; however, such agreement was terminated prior to the end of the due diligence period. Although a number of other offers had been received following the initial marketing of the complex, Carrollton's general partner is currently having the complex remarketed to attempt to elicit new offers and is continuing its effort to sell the complex, but believes it is unlikely that such a sale will close in 2006. The disposition of The Westmont and Fieldpointe Apartments (collectively, the "Complexes") by their respective owners is consistent with a plan of liquidation and winding up of the business of the Partnership, which plan has been enacted in 2006. Following a sale of Fieldpointe Apartments, if consummated, the Partnership intends to distribute the net proceeds to which it is entitled under the Carrollton partnership agreement to its limited and general partners, less a small reserve, in accordance with the terms and conditions of the Partnership's limited partnership agreement. Because the latest distribution includes a full return of Unit holders' invested capital, originally $20.00 per Unit, quarterly cash distributions will continue to be paid at an annualized rate of 8% through August 4, 2006, the date Unit holders received the return of their invested capital. At this time, the Partnership does not intend to make any further quarterly cash distributions, but intends to hold in reserve any cash distributions received by the Partnership from Carrollton between now and the sale of the property, and to distribute any such funds after the sale of the property is consummated; however, the Partnership may reconsider this position depending upon future events. The Partnership is attempting to consummate a sale of Fieldpointe Apartments as soon as possible; however, there is no guarantee that any such sale will occur. After the final distribution is paid, the Partnership intends to dissolve. The previous offers for Fieldpointe Apartments indicate that the carrying amount of the associated long-lived assets is recoverable based on applying the standard accounting tests for impairment. Due to the sale of The Westmont and the potential sale of Fieldpointe Apartments and the Partnership's plans to dissolve upon such sales and the winding up of the business of the Partnership, certain assets and liabilities of the Complexes are classified as held for sale in the accompanying consolidated balance sheets. Accordingly, the operations of Columbia and Carrollton are reported as discontinued operations for current and prior periods in the accompanying consolidated statements of operations. That classification resulted in the cessation of depreciation of those assets as of January 1, 2006. However, as the dissolution of the Partnership was not imminent as of September 30, 2006, the consolidated financial statements as of and for the nine months then ended are presented assuming that the Partnership will continue as a going concern.

      Certain prior period amounts have been reclassified to conform to the current period presentation.

      The results of operations for the nine months ended September 30, 2006 are not indicative of the results to be expected for the entire year.

                      SECURED INCOME L.P. AND SUBSIDIARIES

                               SEPTEMBER 30, 2006
                                   (Unaudited)

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

                      SECURED INCOME L.P. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

In July 2006, the Columbia Partnership ("Columbia") sold its operating complex ("The Westmont") to a New York Stock Exchange limited real estate investment trust for a price of $87,750,000. Registrant reveived distributions totaling approximately $45,216,000 in July 2006, which represents Registrant's share of the sales proceeds net of reserves held by Columbia after retirement of certain mortgage obligations, payment of expenses and distributions to the general partners of Columbia. Registrant made a distribution of such funds totaling approximately $42.10 per Unit on or about August 4, 2006 to Unit holders of record as of July 14, 2006. In connection with the Carrollton Partnership ("Carrollton"), Carrollton had entered into an Agreement of Purchase and Sale to sell its operating complex ("Fieldpointe Apartments") for a purchase price of $25,500,000; however, such agreement was terminated prior to the end of the due diligence period. Although a number of other offers had been received following the initial marketing of the complex, Carrollton's general partner is currently having the complex remarketed to attempt to elicit new offers and is continuing its effort to sell the complex, but believes it is unlikely that such a sale will close in 2006. The disposition of the Complexes by their respective owners is consistent with a plan of liquidation and winding up of the business of Registrant, which plan has been enacted in 2006. Following a sale of Fieldpointe Apartments, if consummated, Registrant intends to distribute the net proceeds to which it is entitled under the Carrollton partnership agreement to its limited and general partners, in accordance with the terms and conditions of Registrant's limited partnership agreement. After making the distributions, Registrant intends to dissolve. The previous offers for Fieldpointe Apartments indicate that the carrying amount of the associated long-lived assets is recoverable based on applying the standard accounting tests for impairment. Due to the sale of The Westmont and the potential sale of Fieldpointe Apartments and Registrant's plans to dissolve upon such sale and the winding up of the business of Registrant, certain assets and liabilities of the Complexes are classified as held for sale in the accompanying consolidated balance sheets. Accordingly, the operations of Columbia and Carrollton are reported as discontinued operations for current and prior periods in the accompanying consolidated statements of operations. However, as the dissolution of Registrant was not imminent as of September 30, 2006, the consolidated financial statements as of and for the nine months then ended are presented assuming that Registrant will continue as a going concern.

Registrant's primary sources of funds had been rents generated by the Operating Partnerships and interest derived from investments and deposits, certain of which are/were restricted in accordance with the terms of the mortgages of the Operating Partnerships. Although Registrant's investments would normally be considered highly illiquid, see discussion above regarding the sale of The Westmont and the potential sale of Fieldpointe Apartments.

In the event the anticipated sale of Fieldpointe Apartments does not take place, Registrant is not expected to have access to additional sources of financing. Accordingly, if unforeseen contingencies arise that cause Carrolton to require capital in addition to that contributed by Registrant and any equity of Carrollton's general partner, potential sources from which such capital needs will be able to be satisfied (other than reserves) would be additional equity contributions of Carrollton's general partner or other equity reserves, if any, which could adversely affect the distribution from Carrollton to Registrant of operating cash flow and any sale or refinancing proceeds.

Registrant generated cash from operations during the nine months ended September 30, 2006, with cash and cash equivalents having increased by approximately $1,509,000 during the period primarily as a result of the proceeds received in connection with the sale of The Westmont, partially offset by distributions to the partners. Significant changes in assets and liabilities, including those classified as held for sale, have occurred primarily as a result of the sale of The Westmont. Property and equipment (included in assets held for sale in the accompanying consolidated balance sheets) are no longer being depreciated, under accounting principles generally accepted in the United States of America, as a result of their classification as held for sale.

                      SECURED INCOME L.P. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

In addition to the distribution noted above resulting from the sale of The Westmont, Registrant made distributions in May 2006 and July 2006 of approximately $.40 per Unit to Unit holders as of March 31, 2006 and June 30, 2006, respectively. Registrant also made quarterly distributions to the limited partners in May, August and November 2005 and in May 2006 totaling $1,574,990. Such distributions represent an annualized return to the limited partners of approximately 8% for the year ended December 31, 2005. Because the distribution in connection with the sale of The Westmont includes a full return of Unit holders' invested capital, originally $20.00 per Unit, quarterly cash distributions will continue to be paid at an annualized rate of 8% through August 4, 2006, the date Unit holders received the return of their invested capital. At this time, Registrant does not intend to make any further quarterly cash distributions, but intends to hold in reserve any cash distributions received by Registrant from Carrollton between now and a sale of the property, and to distribute any such funds after the sale of the property is consummated; however, Registrant may reconsider this position depending upon future events.

Results of Operations

The consolidated statements of operations in the accompanying financial statements are presented based on the determination that the Complexes owned by the Operating Partnerships are/were held for sale during the nine months ended September 30, 2006 (and therefore reflect the operating activity of the Operating Partnerships as discontinued operations). If Fieldpointe Apartments is sold, Registrant intends to dissolve upon making final distributions to its partners. However, there is no assurance that Fieldpointe Apartments will ultimately be sold pursuant to the plan. Accordingly, the results of operations are presented without affect to the presentation of discontinued operations.

Nine Months Ended September 30, 2006

In July 2006, Columbia sold The Westmont for a price of $87,750,000 (see discussion above under Liquidity and Capital Resources). The accompanying consolidated statement of operations for the nine months ended September 30, 2006 reflects a gain on the sale of approximately $67,077,000.

During the nine months ended September 30, 2006, Carrollton's operations resulted in net earnings of approximately $594,000, which includes financial expenses and amortization of approximately $439,000 and approximately $11,000, respectively. As noted above under Liquidity and Capital Resources, there is no depreciation expense for the nine months ended September 30, 2006 as a result of the property and equipment of Carrollton being classified as held for sale as of December 31, 2005. Accordingly, Carrollton generated earnings from operating activities prior to financial expenses and amortization of approximately $1,044,000. Mortgage principal payments during the period for Carrollton were approximately $146,000. After considering the mandatory mortgage principal payments and required deposits to mortgage escrows, among other things, Carrollton generated cash flow of approximately $431,000 during the nine months ended September 30, 2006; such amount includes cash flow from discontinued operations. There can be no assurance that the level of cash flow generated by Carrollton during the nine months ended September 30, 2006 will continue in future periods.

There is no depreciation expense for the nine months ended September 30, 2006 as a result of the property and equipment of the Operating Complexes being classified as held for sale as of December 31, 2005. Considering the effect of the depreciation treatment in 2006 and the sale of The Westmont in July 2006, results of discontinued operations for the nine months ended September 30, 2006 have changed significantly as compared to the nine months ended September 30, 2005. For continuing operations, interest revenue increased for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005 primarily as a result of interest earned on the sales proceeds of The Westmont, while administrative and management expenses decreased primarily as a result of a decline in legal fees incurred in connection with the Operating Partnerships.

As of September 30, 2006, the occupancy of Fieldpointe Apartments was approximately 99%. In the event a sale of Fieldpointe Apartments does not take place, the future operating results of such Complex will be extremely dependent on market conditions and therefore may be subject to significant volatility.

                      SECURED INCOME L.P. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Nine Months Ended September 30, 2005

During the nine months ended September 30, 2005, Columbia's and Carrollton's operations resulted in net earnings of approximately $307,000 and approximately $217,000, respectively. Columbia's earnings include financial expenses and depreciation and amortization of approximately $1,005,000 and approximately $878,000, respectively, while Carrollton's earnings include financial expenses and depreciation and amortization of approximately $447,000 and approximately $301,000, respectively. Accordingly, Columbia and Carrollton generated earnings from operating activities prior to financial expenses and depreciation and amortization of approximately $2,190,000 and approximately $965,000, respectively. Mortgage principal payments during the period for Columbia and Carrollton were approximately $324,000 and approximately $137,000, respectively.

After considering the respective mandatory mortgage principal payments and required deposits to mortgage escrows, among other things, the Complexes generated combined cash flow of approximately $1,225,000 during the nine months ended September 30, 2005; such amount includes cash flow from discontinued operations. As of September 30, 2005, the occupancy of Fieldpointe Apartments was approximately 98%.

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

Registrant records its real estate assets at cost less accumulated depreciation and, if there are indications that impairment exists, adjusts the carrying value of those assets in accordance with Statement of Financial Accounting Standard ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." See discussion under Liquidity and Capital Resources above regarding the disposition of The Westmont and the possible disposition of Fieldpointe Apartments. Under SFAS No. 144, the long-lived assets of the Operating Partnerships are classified as held for sale in the accompanying consolidated balance sheets and are measured at the lower of their carrying amount or fair value less cost to sell. Once classified as held for sale, depreciation of the assets ceases. The accompanying consolidated statement of operations for the nine months ended September 30, 2006 does not include any depreciation.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

As a result of the sale of The Westmont (see discussion above), Registrant no longer has market risk sensitivity with regard to financial instruments concerning potential interest rate fluctuations in connection with the low floater rates associated with the Columbia Partnership's first mortgage.

Item 4. Controls and Procedures

As of September 30, 2006, under the direction of the Chief Executive Officer and Chief Financial Officer of Wilder Richman Resources Corporation, one of Registrant's general partners, Registrant evaluated the effectiveness of its disclosure controls and procedures and concluded that (i) Registrant's disclosure controls and procedures were effective as of September 30, 2006, and
(ii) there has been no change in Registrant's internal control over financial reporting during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, Registrant's internal control over financial reporting.

                      SECURED INCOME L.P. AND SUBSIDIARIES

                           Part II - Other Information

Item 1. Legal Proceedings

        Registrant is not aware of any material legal proceedings.

Item 1A. Risk Factors

        As a result of the sale of The Westmont, the Operating Complex owned by the Columbia Partnership in July 2006, the risk factors previously disclosed in Item 1A of Registrant's Annual Report on Form 10-K for the year ended December 31, 2005 pertaining to The Westmont are no longer applicable. See discussion in Part I, Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations. Otherwise, there are no material changes from the risk factors previously disclosed in Registrant's Annual Report on Form 10-K for the year ended December 31, 2005.

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

Date: November 20, 2006

                               SECURED INCOME L.P.

                               By: Wilder Richman Resources Corporation,
                                   General Partner


                                   By: /s/ Richard Paul Richman
                                       -----------------------------------------
                                       Richard Paul Richman - Chief Executive
                                       Officer


                                   By: /s/ Neal Ludeke
                                       -----------------------------------------
                                       Neal Ludeke - Chief Financial Officer


                               By: WRC-87A Corporation, General Partner


                                   By: /s/ Richard Paul Richman
                                       -----------------------------------------
                                       Richard Paul Richman - Executive Vice
                                       President and Treasurer