Form 10-K
period 2006-12-31
SECURED INCOME L P
filed 2007-04-17
CIK 804217

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Units of Limited Partnership Interest
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐ Accelerated Filer ☐ Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate sales price of the units of limited partnership interest held by non-affiliates of the Registrant is $19,687,380. There is currently no public market for the units of limited partnership interest and, accordingly, such figure does not represent the market value for the units. There are 984,369 Units outstanding.

Documents incorporated by reference:

The Prospectus of the Registrant, dated March 5, 1987 as supplemented and filed pursuant to Rule 424(b) and (c) under the Securities Act of 1933, is incorporated by reference into Parts I, II and III of this Annual Report on Form 10-K.

PART I

Item 1 Business

General Development of Business and Narrative Description of Business

Registrant is a limited partnership which was formed under the Delaware Revised Uniform Limited Partnership Act on October 10, 1986. The general partners of Registrant (the "General Partners") are Wilder Richman Resources Corporation (“WRRC”), a Delaware corporation, Real Estate Equity Partners L.P., a Delaware limited partnership and WRC-87A Corporation, a Delaware corporation.

Registrant was organized to invest in multi-family residential housing complexes (the "Complexes") by acquiring approximately 99% of the limited partnership interest (the "Operating Partnership Interest") in limited partnerships that own and operate such Complexes (the "Operating Partnerships"). Registrant invested in Carrollton X Associates Limited Partnership (the "Carrollton Partnership"), which owns Fieldpointe Apartments (“Fieldpointe”), and Columbia Westmont Associates, L.P., formerly Columbia Associates (the "Columbia Partnership"), which owned The Westmont. The Columbia Partnership sold The Westmont in July 2006. WRC-87A Corporation is a special limited partner of each Operating Partnership and has certain rights in connection therewith. Pursuant to Rule 12b-23 of the Securities and Exchange Commission's General Rules and Regulations promulgated under the Securities Exchange Act of 1934, as amended, the description of Registrant's business set forth under the heading "Investment Objectives and Policies" at pages 20 through 30 of the prospectus, dated March 5, 1987 (the "Prospectus"), is incorporated herein by reference.

Pursuant to Registrant’s Prospectus, as supplemented on October 2, 1987, December 15, 1987 and March 29, 1988, Registrant offered up to $50 million of units of limited partnership interest in Registrant (the "Units") at an offering price of $20 per Unit. The Units were registered under the Securities Act of 1933 pursuant to a Registration Statement on Form S-11 (Registration No. 33-9602).

Registrant terminated the offering of Units (the "Offering") on February 29, 1988 upon raising sufficient capital from the sale of Units to fund the acquisition of the two properties specified for investment by Registrant and noted above. The Offering raised $19,687,380 from the sale of 984,369 Units. After payment of $1,378,117 of selling commissions and $1,378,116 of organization and offering expenses and acquisition fees, the net proceeds available for investment were $16,931,147. Of such net proceeds, $16,734,273 was allocated to the acquisition of investments in the Operating Partnerships (the "Operating Partnership Interests") which included investments in guaranteed investment contracts. The remaining net proceeds of $196,874 were designated as working capital to be used for operating expenses of Registrant.

Financial Information About Industry Segments

Registrant is engaged solely in the business of owning a limited partnership interest in each of the Operating Partnerships. A presentation of information regarding industry segments is not applicable and would not be material to an understanding of Registrant’s business taken as a whole. See Item 7 below for a summary of Registrant's operations.

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

Tax Reform Act of 1986, Revenue Act of 1987, Technical and Miscellaneous Revenue Act of 1988, Omnibus Budget Reconciliation Act of 1989, Omnibus Budget Reconciliation Act of 1990, Tax Extension Act of 1991, Omnibus Budget Reconciliation Act of 1993, Uruguay Round Agreements Act, Tax and Trade Relief Extension Act of 1998, Tax and Trade Relief Extension Act of 1999, Community Renewal Tax Relief Act of 2000, Economic Growth and Tax Relief Reconciliation Act of 2001, Job Creation and Worker Assistance Act of 2002, Jobs and Growth Tax Relief Reconciliation Act of 2003 and American Jobs Creation Act of 2004 (collectively the "Tax Acts")

Registrant is organized as a limited partnership and is a "pass through" tax entity which does not, itself, pay federal income tax. However, the partners of Registrant that are subject to federal income tax may be affected by the Tax Acts. Registrant will consider the effect of certain aspects of the Tax Acts on the partners when making decisions regarding its investments. Registrant does not anticipate that the Tax Acts will currently have a material adverse impact on Registrant's business operations, capital resources and plans or liquidity.

Item 1A Risk Factors

Risks of Real Estate Investments and High Leverage

Registrant’s investment in the Carrollton Partnership is subject to the risks associated with multi-family rental property and real estate in general. Factors which may affect Registrant are subject to change and not in the control of Registrant. Those factors include adverse use of adjacent or neighborhood real estate, changes in the demand for or supply of competing properties, changes in state or local tax rates and assessments, increases in utility charges, unexpected expenditures for repairs and maintenance, changes in local economic conditions, changes in interest rates and the availability of financing. The occurrence of any of the foregoing risks could have a negative impact on the operating results of Fieldpointe and, in turn, may render the sale or refinancing of Fieldpointe difficult or unattractive.

Registrant’s investment in the Carrollton Partnership is highly leveraged. To the extent that revenues are not sufficient to meet operating expenses and service the mortgage of Fieldpointe, the Carrollton Partnership would be required to use reserves and any other funds available to avoid foreclosure of the subject Property. There can be no assurance that additional funds would be available to the Carrollton Partnership or Registrant, if needed. In addition, there can be no assurance that, when Fieldpointe is sold, that the proceeds from a sale will be sufficient to pay the balance due on the mortgage loan or any other outstanding indebtedness to which Fieldpointe is subject.

Lack of Geographic Diversity and Acts of Terrorism

As a result of potential economic changes in the Northeast region, the financial condition of the Carrollton Partnership and its ability to satisfy operating costs and debt service and make cash flow distributions could be materially affected.

The events of September 11, 2001 have increased the risk that the operations of the Property may be adversely impacted as a result of the effect of these events on the economy in general and because the Property is located near Washington, D.C.

Risks Relating to Ownership of Units of Limited Partnership Interest of Registrant

There is no trading market for Units and there are no assurances that any market will develop. In addition, the Units may be transferred only if certain requirements are satisfied, including requirements that such transfer would not impair Registrant’s tax status for federal income tax purposes and would not be a violation of federal or state securities laws. Accordingly, limited partners may not be able to sell their Units promptly and bear the economic risk of their investment for an indefinite period of time.

At some point, Registrant’s operations (including the sale or refinancing of Fieldpointe) may generate less cash flow than taxable income, and the income, as well as the income taxes payable with respect to Registrant’s taxable income, may exceed cash flow available for distribution to the limited partners in such years. This may result in an out-of-pocket tax cost to the limited partners. In addition, a limited partner may experience taxable gain on disposition of Units or upon a disposition of Fieldpoint even though no cash is realized on the disposition; in such circumstances, the limited partners may experience an out-of -pocket tax cost.

Item 1B Unresolved Staff Comments

Not applicable.

Item 2 Properties

Fieldpointe, located in Frederick, Maryland, is comprised of 252 apartment units totaling approximately 235,000 square feet with approximately 500 parking spaces. On-site amenities include a clubhouse building with locker room and on-site management office, a swimming pool and two tennis courts. The apartments feature numerous amenities, including dishwashers, disposals and fireplaces.

Registrant acquired its interest as a limited partner in the Carrollton Partnership by making a capital contribution of $3,121,995. Of this amount, $1,373,039 was invested in guaranteed investment contracts and $1,748,956 was contributed upon Registrant's acquisition of the Operating Partnership Interest, including the amount due upon the achievement of sustaining rental revenue.

The mortgage financing of the Carrollton Partnership was financed from the sale of tax-exempt bonds pursuant to the terms of Section 103(b)(4)(a) of the Internal Revenue Code. The mortgage in the original amount of $10,494,100, bearing fixed 6.09% interest and maturing in February 2028, is insured by the United States Department of Housing and Urban Development ("HUD") under Section 221(d)(4) of the National Housing Act, as amended. Under the terms of the financing, 80% of the units are permitted market rate rents and 20% of the units are to be rented to people earning no more than the low or moderate income levels within the meaning of Section 103(b)(4)(a) of the Internal Revenue Code. Fieldpointe’s occupancy rate was approximately 97% as of December 31, 2006.

The Westmont, which was owned by the Columbia Partnership, contains 163 apartment units, 9,415 square feet of commercial space, 46 garage parking spaces, and a penthouse with an exercise center and health club which offers exercise equipment, steam room, sauna, jacuzzi and a large terrace. The apartments feature numerous luxury amenities, including security systems, microwave ovens, dishwashers and hardwood floors.

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

The Columbia Partnership’s mortgages were refinanced in June 2000. The first mortgage, in the amount of $24.2 million, was subject to interest based on a variable low floater index with credit enhancement provided by the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and was scheduled to mature in July 2030. The second mortgage, in the original amount of $8.55 million and payable to Freddie Mac, was subject to fixed interest at 8.07% and was scheduled to mature in July 2015. Under the terms of the refinancing, 20% of the residential units in The Westmont were to be maintained for occupancy by low or moderate income tenants through February 2009.

As of December 31, 2006, the market rental rates of Fieldpointe were approximately as follows:

Monthly Rental Rates:
One-Bedroom	$785 - $810
Two-Bedroom	$840 - $950
Three-Bedroom	$1,040 - $1,100

The low and moderate income rental rates as of December 31, 2006 for Fieldpointe fall within the ranges noted above.

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

Holders

As of December 31, 2006, there were approximately 535 record holders of Units (the "Limited Partners") holding an aggregate of 984,369 Units in the Partnership.

Distributions

The Agreement of Limited Partnership of Registrant (the "Partnership Agreement") provides that all Cash Available for Distribution (as defined therein) be distributed quarterly to the partners in specified proportions. In May 2006 and July 2006, Registrant made distributions of approximately 8% annualized to Unit holders of record as of March 31, 2006 and June 30, 2006, respectively. In connection with the sale of The Westmont, Registrant distributed a total of $42.10 per Unit in August 2006 and December 2006 to Unit holders of record as of July 14, 2006. The December 2006 distribution represents estimated New York State taxes that had previously been withheld from the August 2006 distribution. Because the distributions in connection with the sale of The Westmont included a full return of Unit holders’ invested capital, originally $20.00 per Unit, quarterly cash distributions were paid at an annualized rate of 8% through August 4, 2006, the date Unit holders received the return of their invested capital. On or about April 4, 2007, Registrant made a distribution to Unit holders of record as of December 31, 2006 that included the 8% annualized return from July 1, 2006 through August 4, 2006, the final distribution received by Registrant in connection with the sale of The Westmont and the remainder of the cash distribution received from the Carrollton Partnership in 2006. At this time, Registrant does not intend to make any further quarterly cash distributions, but may reconsider this position depending upon future events. Including a distribution made to the Unit holders in April 2006, Registrant made a distribution to the limited partners of approximately 8% for each of the years ended December 31, 2005 and 2004.

Recent Sales of Unregistered Securities

None

Item 6  Selected Financial Data

The following table summarizes certain selected consolidated financial information concerning Registrant and should be read in conjunction with the consolidated financial statements and the related notes thereto:

	Year Ended December 31,
	2006		2005	2004	2003	2002

Total revenue	$6,209,900		$8,628,104	$8,315,530	$8,553,640	$8,437,933

Net income	58,199,517	*	532,665	388,036	978,278	1,109,393

Net income allocated per unit of limited partnership interest	58.53		.54	.39	.98	.78

Income (loss) from continuing operations	86,322		(138,422)	(88,261)	(60,954)	(3,739)

Net income (loss) from continuing operations allocated per unit of limited partnership interest	.09		(.14)	(.09)	(.06)	—

Distributions to limited partners	42,623,178		1,574,990	1,574,990	1,574,990	1,574,990

At year end:

Total assets	7,199,673		25,797,349	27,502,890	29,478,485	30,984,345

Mortgages payable	8,682,884		39,634,862	40,255,090	40,830,762	41,365,120

*Includes income from discontinued operations including the gain on sale of The Westmont (see Note 2 in Item 8 - Financial Statements and Supplementary Data).

Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

In July 2006, the Columbia Partnership sold The Westmont to a New York Stock Exchange limited real estate investment trust for a price of $87,750,000. Registrant received distributions totaling $45,216,246 in July 2006 and an additional $81,750 in the first quarter of 2007, which represents Registrant’s share of the sales proceeds after retirement of certain mortgage obligations, payment of expenses and distributions to the general partners of the Columbia Partnership. In May 2006 and July 2006, Registrant made distributions of approximately 8% annualized to Unit holders of record as of March 31, 2006 and June 30, 2006, respectively. In connection with the sale of The Westmont, Registrant distributed an aggregate of $42.10 per Unit in August 2006 and December 2006 to the Unit holders of record as of July 14, 2006. Because the distributions in connection with the sale of The Westmont included a full return of Unit holders’ invested capital, originally $20.00 per Unit, quarterly cash distributions were paid at an annualized rate of 8% through August 4, 2006, the date Unit holders received the return of their invested capital. On or about April 4, 2007, Registrant made a distribution to Unit holders of record as of December 31, 2006 that included the 8% annualized return from July 1, 2006 through August 4, 2006, the final distribution received by Registrant in connection with the sale of The Westmont and the remainder of the cash distribution received from the Carrollton Partnership in 2006. Since April 2006, the Carrollton Partnership has entered into two Agreements of Purchase and Sale to sell Fieldpointe at prices of $27,100,000 and $25,500,000, respectively; however, the purchasers failed to consummate the transaction.  The Carrollton Partnership also negotiated a third Agreement of Purchase and Sale to sell Fieldpointe at a price of $26,100,000; however, the prospective purchaser withdrew its offer. The Carrollton Partnership is currently having Fieldpointe remarketed to elicit new offers and is continuing its effort to sell the complex. At this time, Registrant does not intend to make any further quarterly cash distributions, but may reconsider this position depending upon future events. The disposition of The Westmont and Fieldpointe by their respective owners is consistent with a plan of liquidation and winding up of the business of Registrant, which plan was enacted in 2006. Following a sale of Fieldpointe, if consummated, Registrant intends to distribute the net proceeds to which it is entitled under the Carrollton Partnership’s partnership agreement to its limited and general partners, less a small reserve, in accordance with the terms and conditions of the Partnership Agreement. After the final distribution is paid, Registrant intends to dissolve. The previous offers for Fieldpointe indicate that the carrying amount of the associated long-lived assets is recoverable based on applying the standard accounting tests for impairment. Due to the sale of The Westmont and the potential sale of Fieldpointe and Registrant’s plans to dissolve upon such sales and the winding up of the business of Registrant, certain assets and liabilities of the Complexes are classified as held for sale in the accompanying consolidated balance sheets. Accordingly, the operations of the Operating Partnerships are reported as discontinued operations for current and prior periods in the accompanying consolidated statements of operations. That classification resulted in the cessation of depreciation of those assets as of January 1, 2006. However, as the dissolution of Registrant was not imminent as of December 31, 2006, the consolidated financial statements are presented assuming that Registrant will continue as a going concern.

Registrant's primary sources of funds are currently rents generated by Fieldpointe and interest derived from investments and deposits, certain of which are restricted in accordance with the terms of Fieldpointe’s mortgage. Although the Registrant's investments would normally be considered highly illiquid, see discussion above regarding the potential sale of Fieldpointe.

In the event the anticipated sale of Fieldpointe noted above does not take place, Registrant is not expected to have access to additional sources of financing. Accordingly, if unforeseen contingencies arise that cause Fieldpointe to require capital in addition to that contributed by Registrant and any equity of the Carrollton Partnership’s general partners, potential sources from which such capital needs will be able to be satisfied (other than reserves) would be additional equity contributions of the Carrollton Partnership’s general partners or other equity reserves, if any, which could adversely affect the distribution from the Carrollton Partnership to Registrant of operating cash flow and any sale or refinancing proceeds.

Although Registrant generated cash from operations during the year ended December 31, 2006, cash and cash equivalents decreased by approximately $916,000 primarily as a result of distributions to the partners. Significant changes in assets and liabilities, including those classified as held for sale, have occurred primarily as a result of the sale of The Westmont. Property and equipment (included in assets held for sale in the accompanying consolidated balance sheets) are no longer being depreciated, under accounting principles generally accepted in the United States of America, as a result of their classification as held for sale.

Results of Operations

The consolidated statements of operations in the accompanying financial statements are presented based on the determination that the Complexes owned by the Operating Partnerships are held for sale as of December 31, 2006 and 2005 (and therefore reflect the operating activity of the Operating Partnerships as discontinued operations). If Fieldpointe is sold, Registrant intends to dissolve upon making final distributions to its partners. However, there is no assurance that Fieldpointe will ultimately be sold pursuant to the plan. Accordingly, the consolidated results of operations are presented without effect to the presentation of discontinued operations.

Year Ended December 31, 2006

In July 2006, the Columbia Partnership sold The Westmont for a price of $87,750,000 (see discussion above under Liquidity and Capital Resources). The accompanying consolidated statement of operations for the year ended December 31, 2006 reflects a gain on the sale of approximately $66,880,000 and an allocation of such gain to the minority interest owners of the Columbia Partnership of approximately $10,032,000.

During the year ended December 31, 2006, the Carrollton Partnership’s operations resulted in net earnings of approximately $649,000, which includes financial expenses and amortization of approximately $581,000 and approximately $15,000, respectively. As noted above under Liquidity and Capital Resources, there is no depreciation expense for the year ended December 31, 2006 as a result of the property and equipment of the Carrollton Partnership being classified as held for sale as of December 31, 2005. Accordingly, the Carrollton Partnership generated earnings from operating activities prior to financial expenses and amortization of approximately $1,245,000. Mortgage principal payments during 2006 for the Carrollton Partnership were approximately $196,000. After considering the mandatory mortgage principal payments and required deposits to mortgage escrows, among other things, the Carrollton Partnership generated cash flow of approximately $447,000 during year ended December 31, 2006; such amount includes cash flow from discontinued operations. There can be no assurance that the level of cash flow generated by the Carrollton Partnership during the year ended December 31, 2006 will continue in future periods.

There is no depreciation expense for the year ended December 31, 2006 as a result of the property and equipment of the Complexes owned by the Operating Partnerships being classified as held for sale as of December 31, 2005. Considering the effect of the depreciation treatment in 2006 and the sale of The Westmont in July 2006, results of discontinued operations for the year ended December 31, 2006 have changed significantly as compared to the year ended December 31, 2005. For continuing operations, interest revenue increased for the year ended December 31, 2006 as compared to the year ended December 31, 2005 primarily as a result of interest earned on the sales proceeds of The Westmont, while administrative and management expenses decreased primarily as a result of a decline in legal fees incurred in connection with the Operating Partnerships.

As of December 31, 2006, the occupancy of Fieldpointe was approximately 97%. In the event a sale of Fieldpointe does not take place, the future operating results of such Complex will be extremely dependent on market conditions and therefore may be subject to significant volatility.

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

Results of operations for the year ended December 31, 2005 reflect improvement as compared to the year ended December 31, 2004. Rental revenue is higher in 2005 as compared to 2004 primarily as a result of higher average occupancy of The Westmont. Administrative and management expenses have increased in part as a result of costs incurred by Registrant in connection with various tender offers for Registrant’s units in 2005. The weighted average interest rate on the Columbia Partnership’s first mortgage was approximately 2.38% in 2005 as compared to approximately 1.12% in 2004. As of December 31, 2005, the occupancy of Fieldpointe was approximately 99% and the occupancy of The Westmont was approximately 100% as to residential units and approximately 88% as to commercial space as a result of one of the commercial tenants breaking its lease in the second quarter of 2003.

Year Ended December 31, 2004

During 2004, the Columbia Partnership's and the Carrollton Partnership's operations resulted in net income of approximately $299,000 and approximately $194,000, respectively. The Columbia Partnership's income includes financial expenses and depreciation and amortization of approximately $1,100,000 and approximately $1,175,000, respectively, while the Carrollton Partnership's income includes financial expenses and depreciation and amortization of approximately $604,000 and approximately $408,000, respectively. Accordingly, the Columbia Partnership and the Carrollton Partnership generated income from operating activities prior to financial expenses and depreciation and amortization of approximately $2,574,000 and approximately $1,206,000, respectively. Mortgage principal payments during 2004 for the Columbia Partnership and the Carrollton Partnership were approximately $403,000 and approximately $173,000, respectively. After considering the respective mandatory mortgage principal payments and required deposits to restricted reserves, among other things, the Complexes generated combined cash flow of approximately $1,408,000 during 2004; such amount includes cash flow from discontinued operations. The weighted average interest rate on the Columbia Partnership’s first mortgage was approximately 1.12%. As of December 31, 2004, the occupancy of Fieldpointe was approximately 97% and the occupancy of The Westmont was approximately 97% as to residential units and approximately 88% as to commercial space (see discussion above).

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

Registrant records its real estate assets at cost less accumulated depreciation and, if there are indications that impairment exists, adjusts the carrying value of those assets in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." See discussion under Liquidity and Capital Resources above regarding the disposition of The Westmont and the possible disposition of Fieldpointe. Under SFAS No. 144, the long-lived assets of the Operating Partnerships are classified as held for sale as of December 31, 2006 and 2005 and are measured at the lower of their carrying amount or fair value less cost to sell. Once classified as held for sale, depreciation of the assets ceases. The accompanying consolidated statement of operations for the year ended December 31, 2006 does not include any depreciation, while the statement for December 31, 2005 includes a full year of depreciation.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements that would have a significant impact on Registrant.

Contractual Obligations

As of December 31, 2006, Registrant has the following contractual obligations (payments due by period):

	Total	< 1 year	1 - 3 years	3 - 5 years	> 5 years

Mortgages Payable	$8,682,884	$207,752	$455,352	$514,174	$7,505,606

Off - Balance Sheet Arrangements

None.

Item 7A  Quantitative and Qualitative Disclosures about Market Risk

As a result of the sale of The Westmont (see discussion above), Registrant no longer has market risk sensitivity with regard to financial instruments concerning potential interest rate fluctuations in connection with the low floater rates associated with the Columbia Partnership's first mortgage.

Item 8  Financial Statements and Supplementary Data

Set forth in the financial statements listed on page F-2 is the financial information required in response to Item 8. Such financial statements and schedules appear on pages F-1 to F-18 and are incorporated herein by reference.

Item 9  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A Controls and Procedures

As of December 31, 2006, under the direction of the Chief Executive Officer and Chief Financial Officer of WRRC, one of Registrant’s general partners, Registrant evaluated the effectiveness of its disclosure controls and procedures and concluded that (i) Registrant’s disclosure controls and procedures were effective as of December 31, 2006, and (ii) there has been no change in Registrant’s internal control over financial reporting during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, Registrant’s internal control over financial reporting.

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

The WRRC General Partner

The directors and certain officers of the WRRC General Partner are set forth below:

Name	Age	Office

Richard Paul Richman	59	President and Director

Robert H. Wilder, Jr.	61	Executive Vice President and Director

Neal Ludeke	48	Treasurer

Each of such directors and officers has served in such capacity since the company's formation.

Richard Paul Richman has served as President and Director of the WRRC General Partner since inception in 1986. Mr. Richman graduated from the Columbia University Law School with a Juris Doctor degree, the Columbia University Graduate School of Business Administration with a Master of Business Administration degree and Syracuse University with a Bachelor of Arts degree in Political Science. Mr. Richman has over ten years of extensive experience in both the development and management of residential properties. From 1973 until 1979, Mr. Richman practiced corporate law in New York City with the law firm of Greenbaum, Wolff & Ernst and then as a partner of Shipley, Richman & Nierenberg. For over six years, Mr. Richman acted as a lawyer in connection with the development, syndication and tax issues relating to real estate. Since 1988, Mr. Richman has been a stockholder of The Richman Group, Inc. (“Richman Group”) and is currently its Chairman. In recent years, Mr. Richman has devoted full time to the syndication and development of real estate. Mr. Richman was a vice president and shareholder of Related Housing Companies Incorporated, New York, New York from 1978 until mid-1979 with responsibility for that company's project acquisition and syndication activities. Mr. Richman has been a member of the National Advisory Board of the Housing and Development Reporter, a bi-weekly publication of the Bureau of National Affairs, Inc., a frequent speaker on real estate syndication, has been a member of the New York State Historic Credit Task Force, the National Leased Housing Association, the Coalition to Preserve the Low-Income Tax Credit and the Minority Developer Assistance Corporation (which was established by the New York State Battery Park Commission).

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

The AIMCO General Partner

Certain officers of Real Estate Equity Partners Inc. are set forth below.

Name	Age	Office

Jeffrey W. Adler	44	Executive Vice President and Director

David Robertson	41	Chief Executive Officer and Director

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

Terry Considine, 59, is President and Director of the A/WRRC General Partner. Mr. Considine has been Chairman of the Board and Chief Executive Officer of AIMCO since July 1994. Mr. Considine also serves as Chairman and Chief Executive Officer of American Land Lease, Inc., a publicly held real estate investment trust. Mr. Considine devotes substantially all of his time to his responsibilities at AIMCO.

Mr. Richman's biography is included above under the WRRC General Partner.

Registrant is not aware of any family relationship between any directors and executive officers listed in this Item 10.

Registrant is not aware of the involvement in certain legal proceedings with respect to the directors and executive officers listed in this Item 10.

Mr. Richman, Mr. Ludeke and Charles Krafnick, the Assistant Treasurer of the WRRC General Partner represent the audit committee of Registrant. Mr. Richman is deemed to be an audit committee financial expert and is not independent of the Registrant.

The Board of Directors of the WRRC General Partner has adopted a code of ethics for senior financial officers of Registrant, applicable to Registrant's principal executive officer, principal financial officer and comptroller or principal accounting officer, or persons performing similar functions. Registrant will provide to any person without charge a copy of such code of ethics upon written request to the WRRC General Partner at 340 Pemberwick Road, Greenwich, Connecticut 06831, Attention: Secretary.

Item 11 Executive Compensation

The Partnership is not required to pay the officers, directors or partners of the General Partners any direct compensation and no such compensation was paid during the fiscal year ended December 31, 2006 or during the prior two fiscal years.

Item 12 Security Ownership of Certain Beneficial Owners and Management

a) As of December 31, 2006, affiliates of MacKenzie Patterson Fuller, Inc., with the address 1640 School Street, Moraga, CA 94556, own 122,158 Units, representing approximately 12.4% of the outstanding Units of limited partnership interest. No person or entity, other than the General Partners discussed below, was known by Registrant to be the beneficial owner of more than five percent of the Units.

b) Security ownership by the General Partners is as follows:

			Percentage of
		Amount and	Outstanding
		Nature of	General
		Beneficial	Partners'
Title of Class	Name of Beneficial Owner	Ownership	Interest*

General	Real Estate Equity
Partners'	Partners L.P.	$3.33	33.3%
Interest in
Secured Income L.P.	Wilder Richman
	Resources Corporation	$3.33	33.3%

	WRC-87A Corporation	$3.34	33.4%

*General Partners as a class have a 1% interest in all profits, losses and distributions of Registrant.

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

Item 13 Certain Relationships and Related Transactions
Transactions with Related Persons

All transactions with related parties having occurred within the past three years are detailed in Note 8 to the audited financial statements of Registrant included under Item 8 hereto.

The General Partners and their affiliates are entitled to receive certain compensation, fees and reimbursements of expenses. The Partnership incurred $98,437 in connection with investor services payable to an affiliate of the General Partners for the year ended December 31, 2006. Information regarding such compensation is set forth under the heading "Compensation And Fees To General Partners And Affiliates" at pages 13 through 19 of the Prospectus, which is incorporated herein by reference.

The financial interests in Registrant of the General Partners and Special Limited Partner are set forth under the heading "Profits, Losses and Distributions" at pages 64 through 67 of the Prospectus, which is incorporated herein by reference.

The taxable income generated by Registrant during the year ended December 31, 2006 allocated to the General Partners, in the aggregate, was approximately $5,842,000.

Review, Approval or Ratification of Transactions with Related Parties

Pursuant to the terms of the Partnership Agreement, Registrant has specific rights and limitations in conducting business with the General Partners and affiliates.  To date, Registrant has followed such provisions of the Partnership Agreement.  Registrant's unwritten policies for transacting business with related parties are to first refer to the Partnership Agreement in connection with conducting such business or making payments and then, if circumstances arise for which a new related party transaction is contemplated, present the proposed transaction to certain officers of WRRC for review and approval.  If any matter in connection with such transaction might be unclear under the terms of the Partnership Agreement, such matter is presented to general or outside counsel for review prior to any such transaction being entered into by Registrant.

Transactions with Affiliates of Management

WRMC, Inc. ("WRMC"), an affiliate of certain General Partners, was the managing agent of Fieldpointe in 2006. In connection with these services, WRMC earned management and reporting fees of $118,348 in 2006.

LaMere Associates, Inc. (“LaMere”), an insurance agency affiliate of certain General Partners, provided insurance brokerage services in connection with certain insurance coverage provided to Fieldpointe in 2006. In connection with such insurance coverage, Carrollton incurred $109,896 in premiums for the year ended December 31, 2006.

In connection with the sale of The Westmont, WRRC received a disposition fee of $904,325 in accordance with the terms of the Partnership Agreement.

Indebtedness of Management

No officer or director of the General Partners or any affiliate of the foregoing was indebted to Registrant at any time during the fiscal year ended December 31, 2006.

Item 14. Principal Accountant Fees and Services

Registrant’s independent registered public accounting firm billed Registrant the following fees for professional services rendered in the years ended December 31, 2006 and 2005:

	2006	2005

Audit Fees	$24,000	$22,500
Audit-Related Fees	$4,990	—
Tax Fees	$2,500	$2,500
All Other Fees	—	—

Audit fees consist of fees for the annual audit and review of Registrant’s financial statements and assistance with and review of documents filed with the SEC. Audit related fees were incurred for services provided in connection with the disposition and potential disposition of The Westmont and Fieldpointe, respectively. Tax fees generally represent fees for annual tax return preparation. There were no other accounting fees incurred by Registrant in 2006 and 2005.

The audit committee has adopted a set of pre-approval policies and procedures under which, pursuant to the requirements of the Sarbanes-Oxley Act of 2002, all audit and permitted non-audit services to be performed by the independent registered public accounting firm require pre-approval by the audit committee.

The audit committee approved all 2006 and 2005 audit fees.

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

10(N)	Amendment of Partnership Agreement of Columbia Partnership dated May 27, 1993, incorporated by reference to form 10-K for fiscal year ended December 31, 1993.

10(O)	Amendment of Guaranty Agreement of Columbia Partnership dated May 27, 1993, incorporated by reference to form 10-K for fiscal year ended December 31, 1993.

10(P)	Columbia Partnership Financing Agreement dated May 27, 1993, incorporated by reference to form 10-K for fiscal year ended December 31, 1993.

10(Q)	Carrollton Partnership Assignment and Modification of Deed of Trust dated August 30, 1993, incorporated by reference to Form 10-K for fiscal year ended December 31, 1993.

10(R)	Columbia Partnership Assignment and Intercreditor Agreement dated as of June 1, 2000.

10(S)	Columbia Partnership Mortgage Note dated as of June 1, 2000.

10(T)	Columbia Partnership Multifamily Note (Multistate) dated as of June 1, 2000.

10(U)	Executed Agreement of Purchase and Sale of The Westmont dated January 26, 2006, incorporated by reference to Form 10-K for the fiscal year ended December 31, 2006.

10(V)	First Amendment to Purchase and Sale Agreement of The Westmont dated February 8, 2006, incorporated by reference to Form 10-K for the fiscal year dated December 31, 2005.

(24)	Power of Attorney, incorporated by reference to Exhibit 25 of Form S-11.

(27)	Financial Data Schedule.

(28)	Market Analysis dated February 1, 1985 of REDE Associates, incorporated by reference to Exhibit 28 of Form S-11.

(31.1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

(31.2)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

(32.1)	Section 1350 Certification of Chief Executive Officer.

(32.2)	Section 1350 Certification of Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized on the 17th day of April 2007.

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

DECEMBER 31, 2006, 2005 AND 2004

SECURED INCOME L.P. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
Secured Income L.P.

We have audited the consolidated balance sheets of Secured Income L.P. and Subsidiaries as of December 31, 2006 and 2005 and the related consolidated statements of operations, partners’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2006. These consolidated financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Secured Income L.P. and Subsidiaries as of December 31, 2006 and 2005 and the results of their operations, changes in their partners’ equity (deficit) and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

/s/ Reznick Group, P.C.

Bethesda, Maryland
April 16, 2007

SECURED INCOME L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2006 AND 2005

	Notes	2006	2005

ASSETS

Cash and cash equivalents	10,11	$1,884,450	$2,800,279
Restricted assets and funded reserves	4,5,11	621,928	1,997,080
Accounts receivable	11	30,715	30,131
Prepaid expenses		174,442	212,154
Intangible assets, net of accumulated amortization	5	37,464	254,170
Assets held for sale	3	4,450,674	20,503,535

		$7,199,673	$25,797,349

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

Accounts payable and accrued expenses		$149,044	$261,410
Due to general partners and affiliates	6	88,016	18,365
Liabilities held for sale	3,7	8,800,206	40,297,330

		9,037,266	40,577,105

Commitments and contingencies	7,8,9,10

Partners' equity (deficit)	9

Limited partners (984,369 units issued and outstanding)		1,943,182	(13,051,162)
General partners		(3,780,775)	(1,728,594)

		(1,837,593)	(14,779,756)

		$7,199,673	$25,797,349

See notes to consolidated financial statements.

SECURED INCOME L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	Notes	2006	2005	2004
OPERATIONS

REVENUE

Interest		$266,325	$73,656	$30,479

EXPENSES

Administration and management		161,131	180,578	87,240
Depreciation and amortization		18,872	31,500	31,500

TOTAL EXPENSES		180,003	212,078	118,740

INCOME (LOSS) FROM CONTINUING OPERATIONS		86,322	(138,422)	(88,261)

DISCONTINUED OPERATIONS	3

REVENUE

Rental		5,840,791	8,443,013	8,180,068
Other		102,784	111,435	104,983

TOTAL REVENUE		5,943,575	8,554,448	8,285,051

EXPENSES

Administration and management	8	685,297	854,535	900,009
Operating and maintenance		1,181,372	1,537,744	1,585,960
Taxes and insurance		1,319,443	1,944,917	2,034,675
Financial	7	1,427,301	1,961,500	1,704,452
Depreciation and amortization	4,5	64,159	1,584,665	1,583,658

TOTAL EXPENSES		4,677,572	7,883,661	7,808,754

INCOME FROM DISCONTINUED OPERATIONS BEFORE GAIN ON SALE OF PROPERTY AND MINORITY INTEREST		1,266,003	671,087	476,297

GAIN ON SALE OF PROPERTY		66,879,530

MINORITY INTEREST		(10,032,338)

INCOME FROM DISCONTINUED OPERATIONS		58,113,195	671,087	476,297

NET INCOME		$58,199,517	$532,665	$338,036
NET INCOME ATTRIBUTABLE TO

General partners	9	$581,995	$5,327	$3,880
Limited partners	9	57,617,522	527,338	384,156

		$58,199,517	$532,665	$338,036

--continued--

SECURED INCOME L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	Notes	2006	2005	2004

NET INCOME ALLOCATED PER UNIT OF LIMITED PARTNERSHIP INTEREST		$58.53	$.54	$.39

NET INCOME (LOSS) FROM CONTINUING OPERATIONS ALLOCATED PER UNIT OF LIMITED PARTNERSHIP INTEREST		$.09	$(.14)	$(.09)

NET INCOME FROM DISCONTINUED OPERATIONS ALLOCATED PER UNIT OF LIMITED PARTNERSHIP INTEREST		$58.44	$.68	$.48

Weighted number of units outstanding		984,369	984,369	984,369

See notes to consolidated financial statements.

SECURED INCOME L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

		Limited	General
	Total	partners	partners

Partners' deficit, December 31, 2003	$(12,418,277)	$(10,812,676)	$(1,605,601)

Distributions to partners	(1,661,007)	(1,574,990)	(86,017)

Net income	388,036	384,156	3,880

Partners' deficit, December 31, 2004	(13,691,248)	(12,003,510)	(1,687,738)

Distributions to partners	(1,621,173)	(1,574,990)	(46,183)

Net income	532,665	527,338	5,327

Partners' deficit, December 31, 2005	(14,779,756)	(13,051,162)	(1,728,594)

Distributions to partners	(45,257,354)	(42,623,178)	(2,634,176)

Net income	58,199,517	57,617,522	581,995

Partners' equity (deficit), December 31, 2006	$(1,837,593)	$1,943,182	$(3,780,775)

See notes to consolidated financial statements.

SECURED INCOME L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	2006	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES

Net income	$58,199,517	$532,665	$388,036

Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	83,031	1,616,165	1,615,158
Gain on sale of property	(66,879,530)
Minority interest	10,032,338
Write-off of unamortized intangible assets	1,329,849
Decrease (increase) in restricted assets and funded reserves	1,375,152	(866,442)	(138,192)
Decrease (increase) in tenant security deposits	483,239	(25,807)	(8,116)
Decrease (increase) in accounts receivable	(584)	(8,436)	27,016
Decrease in prepaid expenses	41,838	675,720	32,520
Decrease in accounts payable and accrued expenses	(107,858)	(13,981)	(74,824)
Increase (decrease) in tenant security deposits payable	(488,364)	29,247	10,798
Increase (decrease) in due to general partners and affiliates	42,397	(4,625)	(34,975)
Decrease in deferred revenue	(56,782)	(11,954)	(11,954)

Net cash provided by operating activities	4,054,243	1,922,552	1,805,467

CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds from sale of property, net of closing and related costs	57,048,852
Repayment (advance) to affiliate		28,677	(28,677)
Capital expenditures	(4,508)	(99,130)	(79,660)

Net cash provided by (used in) investing activities	57,044,344	(70,453)	(108,337)

CASH FLOWS FROM FINANCING ACTIVITIES

Mortgage principal payments	(6,751,978)	(620,228)	(575,672)
Distributions to minority interest	(10,005,084)
Distributions to partners	(45,257,354)	(1,621,173)	(1,661,007)

Net cash used in financing activities	(62,014,416)	(2,241,401)	(2,236,679)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(915,829)	(389,302)	(539,549)

Cash and cash equivalents at beginning of year	2,800,279	3,189,581	3,729,130

CASH AND CASH EQUIVALENTS AT END OF YEAR	$1,884,450	$2,800,279	$3,189,581

--continued--

SECURED INCOME L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	2006	2005	2004

SIGNIFICANT NONCASH INVESTING AND FINANCING ACTIVITIES AND SUPPLEMENTAL INFORMATION

Mortgage assumed by buyer upon sale of property	$24,200,000

Distributions payable to minority interest	$27,254

Financial expenses paid	$2,695,661	$1,962,434	$1,709,060

CASH FLOWS FROM DISCONTINUED OPERATIONS

Net cash provided by operating activities	$4,897,059	$2,060,591	$1,893,064

Net cash provided by (used in) investing activities	$57,044,344	$(70,453)	$(108,337)

Net cash used in financing activities	$(52,971,356)	$(1,852,151)	$(1,674,281)

The amounts reflected above are included in the consolidated statements of cash flows as presented on page F-8.

See notes to consolidated financial statements.

SECURED INCOME L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004

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

Carrollton X Associates Limited Partnership ("Carrollton") was organized under the laws of the District of Columbia on December 18, 1985 for the purpose of constructing and operating a residential rental apartment complex and related facilities under Section 221(d) 4 of the National Housing Act. The Partnership acquired a 98.9% limited partner interest in Carrollton in October 1987. The complex consists of 252 units located in Frederick, Maryland and operates under the name of Fieldpointe Apartments (“Fieldpointe”).

Columbia Westmont Associates, L.P., formerly Columbia Associates ("Columbia") was formed as a limited partnership on February 6, 1985 to acquire an interest in real property located in New York, New York and to construct and operate thereon a 163 unit apartment complex which also includes a parking garage and approximately 9,400 square feet of commercial space. The Partnership acquired a 98.9% limited partner interest in Columbia in December 1988. The complex operated under the name of The Westmont (see below herein Note 1 regarding the sale of The Westmont).

Columbia and Carrollton are referred to collectively as the “Operating Partnerships.” Carrollton has an underlying mortgage that qualifies for tax-exempt financing as a result of restricting at least 20% of its apartment units for low to moderate income tenants as defined in applicable guidelines. Columbia’s mortgages also had such qualifications and restrictions.

In July 2006, Columbia sold The Westmont to a New York Stock Exchange limited real estate investment trust for a price of $87,750,000; the Partnership made distributions to its partners in 2006 from proceeds received in connection with such sale. Since April 2006, Carrollton had entered into two Agreements of Purchase and Sale to sell Fieldpointe at prices of $27,100,000 and $25,500,000, respectively; however, the purchasers failed to consummate the transaction.  Carrollton also negotiated a third Agreement of Purchase and Sale to sell Fieldpointe at a price of $26,100,000; however, the prospective purchaser withdrew its offer. Carrollton is currently having Fieldpointe remarketed to elicit new offers and is continuing its effort to sell the complex. The disposition of The Westmont and Fieldpointe (collectively, the “Complexes”) by their respective owners is consistent with a plan of liquidation and winding up of the business of the Partnership, which plan was enacted in 2006. Following a sale of Fieldpointe, if consummated, the Partnership intends to distribute the net proceeds to which it is entitled under the Carrollton partnership agreement to its limited and general partners, in accordance with the terms and conditions of the Partnership’s limited partnership agreement (the “Partnership Agreement”). After the final distribution is paid, the Partnership intends to dissolve. The previous offers for Fieldpointe indicate that the carrying amount of the associated long-lived assets is recoverable based on applying the standard accounting tests for impairment. Due to the sale of The Westmont and the potential sale of Fieldpointe and the Partnership’s plans to dissolve upon such sales and the winding up of the business of the Partnership, certain assets and liabilities of the Complexes are classified as held for sale in the accompanying consolidated balance sheets. Accordingly, the operations of Columbia and Carrollton are reported as discontinued operations for current and prior periods in the accompanying consolidated statements of operations. That classification resulted in the cessation of depreciation of those assets as of January 1, 2006. However, as the dissolution of the Partnership was not imminent as of December 31, 2006, the consolidated financial statements are presented assuming that the Partnership will continue as a going concern.

Principles of Consolidation

The consolidated financial statements include the assets, liabilities and results of operations that relate to the business of the Partnership, Carrollton and Columbia. All significant inter-partnership balances and transactions have been eliminated in consolidation. A general partner and special limited partner minority interest of 1.1% is held in each of the Operating Partnerships.  That minority interest, except for the allocation of gain in connection with the sale of The Westmont (see discussion above herein Note 1) has been allocated to the general partners of the Partnership for all periods presented.

SECURED INCOME L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2006, 2005 AND 2004

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

Property, Equipment and Depreciation

The long-lived assets of the Operating Partnerships are classified as held for sale in the accompanying consolidated balance sheets and are measured at the lower of their carrying amount or fair value less cost to sell. Once classified as held for sale, depreciation of the assets ceases. Land, buildings and improvements prior to December 31, 2005 had been carried at the lower of cost or net realizable value. Net realizable value represents the net cash flow necessary to recover costs exclusive of debt service. Depreciation was being provided for in amounts sufficient to relate the cost of buildings and improvements to operations over their estimated service lives by use of the straight-line method over a 25-year life. Personal property is carried at cost and was being depreciated over its estimated service life of 5-7 years using the straight-line method. Improvements are capitalized, while expenditures for maintenance and repairs are charged to expense as incurred. Upon disposal of depreciable property, the appropriate property accounts are reduced by the related costs and accumulated depreciation and the resulting gains or losses are reflected in the consolidated statements of operations.

Intangible Assets and Amortization

Mortgage costs are amortized over the terms of the respective loans using the effective interest method. Acquisition fees are amortized over the useful lives of the respective property and equipment using the straight-line method. Leasing costs are amortized over the period of the applicable leases, which range from 5 to 12 years, using the straight-line method. As a result of the sale of The Westmont, certain unamortized intangible assets were charged to expense in 2006.

Impairment of Long-Lived Assets

In accordance with Statement of Financial Standard (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” long-lived assets, primarily property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. The Partnership does not perform a periodic assessment of assets for impairment in the absence of such information or indicators. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. For long-lived assets to be held and used, the Partnership recognizes an impairment loss only if its carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss based on the difference between the carrying amount and estimated fair value. See discussion above under Property, Equipment and Depreciation regarding the long-lived assets of the Operating Partnerships being classified as held for sale in the accompanying consolidated balance sheets as a result of the sale of The Westmont and the potential disposition of Fieldpointe.

Deferred Revenue

Deferred revenue consists of a fee received by Columbia for the extension of a parking garage lease that expires September 30, 2011. Such fee was being accreted to revenue over the lease term, but was fully accreted in 2006 upon the sale of The Westmont.

Leases

Tenant leases are treated as operating leases. Rental revenue is reported when earned and amounts received in advance are deferred until earned.

SECURED INCOME L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2006, 2005 AND 2004

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

Net Income per Unit of Limited Partnership Interest

Net income per unit of limited partnership interest is calculated based upon the weighted average number of units outstanding, 984,369 for each of the years 2006, 2005 and 2004. Losses are allocated to the limited partners until such time as the limited partners' equity reaches zero as a result of loss allocations.

Note 2 - Sale of The Westmont

In July 2006, Columbia sold The Westmont to a New York Stock Exchange limited real estate investment trust for a price of $87,750,000. After the payment of certain costs in connection with the closing including fees incurred to affiliates (see Note 8), a prepayment penalty in connection with the early payoff of the Columbia mortgages (see Note 7) and transfer taxes of $2,654,437, as well as the write-off of certain unamortized intangible assets (see Note 5), the Partnership recognized a gain on the sale of $66,879,530.

Note 3 - Assets and Liabilities Held for Sale

The following represents the detail of the assets and liabilities of the Operating Partnerships are classified as held for sale in the accompanying balance sheets (see Note 1):

	2006	2005

ASSETS

Property and equipment, net of accumulated depreciation	$4,015,253	$18,384,575
Tenant security deposits	125,863	609,102
Prepaid expenses		4,126
Intangible assets, net of accumulated amortization	309,558	1,505,732

	$4,450,674	$20,503,535

LIABILITIES

Mortgages payable	$8,682,884	$39,634,862
Tenant security deposits payable	117,322	605,686
Deferred revenue		56,782

	$8,800,206	$40,297,330

SECURED INCOME L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2006, 2005 AND 2004

Note 4 - Property and Equipment

Property and equipment as of December 31, 2006 and 2005 are summarized as follows:

	2006	2005

Land	$1,226,061	$6,057,940
Buildings and improvements	9,743,449	37,290,506
Furniture and equipment	1,154,711	1,643,607

	12,124,221	44,992,053
Less accumulated depreciation	8,108,968	26,607,478

	$4,015,253	$18,384,575

Depreciation for the years 2006, 2005 and 2004 was $0, $1,498,376 and $1,497,306, respectively. Property and equipment is included in assets held for sale in the accompanying consolidated balance sheets (see Note 3). Once classified as held for sale, depreciation of the assets ceases. Accordingly, the accompanying consolidated statement of operations for the year ended December 31, 2006 includes no depreciation while 2005 and 2004 include a full year of depreciation.

Note 5 - Intangible Assets

Intangible assets as of December 31, 2006 and 2005 are summarized as follows:
	2006	2005

Acquisition fees	$156,100	$787,495
Mortgage costs	624,486	2,159,285
Leasing costs		269,265

	780,586	3,216,045
Less accumulated amortization	433,564	1,338,354

	$347,022	$1,877,691

Amortization for the years ended December 31, 2006, 2005 and 2004 was $83,031, $117,789 and $117,852, respectively. Intangible assets of $309,558 and $1,505,732 are included in assets held for sale in the accompanying consolidated balance sheets as of December 31, 2006 and 2005, respectively (see Note 3). Unamortized intangible assets of $1,329,849 were written off upon the sale of The Westmont (see Note 2).

SECURED INCOME L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2006, 2005 AND 2004

Note 6 - Restricted Assets and Funded Reserves

Restricted assets and funded reserves (see Note 7) as of December 31, 2006 and 2005 are summarized as follows:
	2006	2005

Escrows held by mortgage lenders	$621,928	$1,538,986
Self-escrowed funds		221,407
Interest rate cap account		236,687

	$621,928	$1,997,080

Note 7 - Mortgages Payable

Carrollton

Carrollton is obligated under the terms of a note in the original amount of $10,494,100, which note was financed through tax exempt revenue bonds issued by the City of Frederick, Maryland and is insured by the United States Department of Housing and Urban Development (“HUD”). The note bears interest at 6.09% with monthly payments of principal and interest of $60,900 due through maturity in February 2028. The note is collateralized by the underlying value of the real estate plus other amounts on deposit with the lender. Pursuant to agreements, Carrollton is required to make monthly escrow deposits for taxes, insurance and replacement of project assets, and is subject to restrictions as to operating policies, rental charges, operating expenditures and distributions to partners. The balance of the mortgage payable as of December 31, 2006 and 2005 is $8,682,884 and $8,878,452, respectively.

Columbia

Columbia was obligated under the terms of two mortgages for which the Federal Home Loan Mortgage Corporation ("Freddie Mac") is the credit enhancer. Credit enhancement was provided for $24.2 million in tax exempt bonds (the “First Mortgage”) and an $8.55 million conventional mortgage (the “Second Mortgage”) payable to Freddie Mac. The First Mortgage was scheduled to mature in July 2030 and required monthly payments of interest only until the maturity of the Second Mortgage (see below). After such maturity, a monthly principal reserve fund deposit was to be required in an amount to be determined at that time. The interest rate was based on a weekly variable low floater index, with a weighted average of approximately 3.31% in 2006 through the date of sale of The Westmont (see Note 2), approximately 2.38% in 2005 and approximately 1.12% in 2004. In connection with the First Mortgage, the Columbia Partnership purchased an interest rate cap, such that the rate could not exceed 6.54% through June 1, 2006. In addition to the interest expense and tax and insurance escrows, monthly payments included the credit enhancement fee and are included in financial expenses in the accompanying consolidated statements of operations. The Second Mortgage bore interest at 8.07% and required monthly principal and interest payments of $82,054 through the scheduled maturity in July 2015. The mortgages were assumed by the buyer or paid off in connection with the sale of the property and Columbia incurred a prepayment penalty of $1,220,545. The balance of the First Mortgage and the Second Mortgage as of December 31, 2005 were $24,200,000 and $6,556,410, respectively.

Aggregate annual mandatory maturities on the Carrollton Mortgage as of December 31, 2006 are as follows:

2007	$207,752
2008	220,763
2009	234,589
2010	249,281
2011	264,893
Thereafter	7,505,606

$8,682,884

The carrying amount of the mortgage approximates fair value.

SECURED INCOME L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2006, 2005 AND 2004

Note 8 - Related Party Transactions

Due to general partners and affiliates as of December 31, 2006 and 2005 consists of certain payables as follows:
	2006	2005

Investor services fee	$58,401	$18,365
Columbia minority interest owners	27,254	-
Due to a general partner	2,361	-

	$88,016	$18,365

The management agent for Fieldpointe is an affiliate of two of the general partners and one of the Carrollton general partners. The management agent is entitled to property management fees equal to 4% of residential income collected. In addition, the management agent is entitled to a reporting fee of $5 per unit per month for bookkeeping and reporting services. The maximum annual management and reporting fees may not exceed 5% of gross collections. Such fees of $118,348, $115,166 and $112,980 were charged to operations during 2006, 2005 and 2004, respectively.

The management agent for The Westmont is an affiliate of one of the Columbia general partners and received property management fees calculated at 3% of rental income for each of the three years ended December 31, 2006. The charges to operations amounted to $108,375, $178,718 and $170,861 during 2006, 2005 and 2004, respectively.

An affiliate of two of the general partners provides investor services for which it receives an amount equal to .5% of the gross proceeds from the offering of Partnership units, which amount was $98,437 for each of the three years ended December 31, 2006. The affiliate received $58,401, $98,437 and $142,694 during 2006, 2005 and 2004, respectively, which amount for 2004 includes amounts incurred and recorded in prior years.

A shareholder of two of the general partners provided debt financing for the capitalization of LaMere Associates, Inc. (“LaMere”), an insurance agency. In connection with such debt financing, the shareholder received 20% of the stock of LaMere. LaMere provided insurance brokerage services in connection with property, workers compensation, liability, fidelity bond, auto and umbrella insurance coverage provided to Carrollton. In connection with such insurance coverage, Carrollton incurred $109,896, $94,409 and $87,411 in premiums for the years ended December 31, 2006, 2005 and 2004, respectively.

The minority interest owners in Columbia are due $27,254 as of December 31, 2006 in connection with the sale of The Westmont. Such amount is included in due to general partners and affiliates in the accompanying consolidated balance sheet as of December 31, 2006.

In connection with the sale of The Westmont, one of the general partners received a disposition fee of $904,325 in accordance with the terms of the Partnership Agreement. Also in connection with the sale, an affiliate of the Columbia general partners received a $250,000 fee for services rendered in accordance with the terms of the Columbia Partnership’s partnership agreement.

When the sales proceeds were distributed by Columbia, $2,371 that should have been distributed to Columbia’s special limited partner, which entity is also a general partner of the Partnership, was distributed to the Partnership. Such amount is included in due to general partners and affiliates in the accompanying consolidated balance sheet as of December 31, 2006.

During the year ended December 31, 2004, Columbia distributed $28,677 to its general partners, which amount should have been distributed to the Partnership. Such amount was repaid in 2005.

SECURED INCOME L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2006, 2005 AND 2004

Note 9 - Partners' Equity (Deficit)

Partnership Allocation

Profits and losses of the Partnership are allocated 1% and 99% to the general partners and limited partners, respectively, until such time as the limited partners' capital reaches zero as a result of loss allocations, after which all losses are allocated to the general partners.

Partnership Distributions

In accordance with the respective partnership agreements, to the extent that Carrollton and Columbia generate net operating cash flow in any year at a level sufficient, when distributed to the Partnership, to enable the Partnership to satisfy the allocable portion of the limited partners' 8% preferred return for such year without utilizing amounts generated from guaranteed investment contracts (the last of which matured in January 1998), the excess amounts generated from the guaranteed investment contracts would be paid or distributed to the general partners of Carrollton and/or Columbia, whichever generate(s) such level(s) of operating cash flow. No such excess distributions were generated during the term of the guaranteed investment contract periods. The distributions in connection with the sale of The Westmont included a full return of Unit holders’ invested capital, originally $20.00 per Unit, and an additional distribution made on or about April 4, 2007 resulted in the limited partners being paid at an annualized rate of 8% through August 4, 2006, the date Unit holders received the return of their invested capital. The Partnership made distributions to the limited partners of approximately 8% for each of the years ended December 31, 2005 and 2004.

Note 10 - Commitments and Contingencies

Lender Restrictions and Requirements

Carrollton is subject to various financing requirements and restrictions, including (i) the rental of not less than 20% of the dwelling units to individuals or families who qualify as low or moderate income tenants; (ii) restrictions on the sale of the apartment complexes; and (iii) restrictions on the amount of cash flow which may be distributed to the partners.

Concentration of Credit Risk

As of December 31, 2006, the Partnership has $936,351 in cash and cash equivalents which are deposited in interest-bearing accounts with an institution that is not insured by the Federal Deposit Insurance Corporation ("FDIC"). As of December 31, 2006, Carrollton has $746,025 in excess of FDIC insurance limits at two banks.

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

The estimated fair values of the Partnership’s financial instruments as of December 31, 2006 and 2005 are disclosed elsewhere in the financial statements.

SECURED INCOME L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2006, 2005 AND 2004

Note 12 - Reconciliation of Taxable Income and Basis of Assets

A reconciliation of the financial statement net income to the income tax income of the Partnership for each of the years ended December 31, 2006, 2005 and 2004 is as follows:

	2006	2005	2004

Financial statement net income	$58,199,517	$532,665	$388,036

Difference in gain on sale of property	10,616,554	-	-

Depreciation recorded for tax purposes after cessation of depreciation for financial reporting	(201,597)	-	-

Difference in depreciation for income tax purposes based on estimated useful life	-	229,326	(86,042)

Excess depreciation for financial reporting purposes due to purchase accounting treatment, net of excess tax depreciation resulting from a step-up in basis	(144,401)	356,906	331,013

Deferred revenue	(51,287)	(11,954)	(11,954)
Payment of related party expense items not deductible until paid for tax purposes under Internal Revenue Code Section 267	40,036	18,363	(47,403)

Amounts allocated to other partners of Carrollton and Columbia and other	(12,479,856)	(25,911)	457

Income as shown on tax return	$55,978,966	$1,099,395	$574,107

SECURED INCOME L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2006, 2005 AND 2004

Note 12 - Reconciliation of Taxable Income and Basis of Assets (continued)

A reconciliation of the financial statement carrying amount of total assets to the tax basis as of December 31, 2006 and 2005 is as follows:
	2006	2005

Financial statement carrying amount of assets	$7,199,673	$25,797,349

Difference which consists principally of the utilization of purchase accounting for financial statement purposes, net of a step-up in basis recorded for tax purposes	(3,511,436)	(9,583,998)

Tax basis of assets	$3,688,237	$16,213,351

Note 13 - Quarterly Financial Information (unaudited)

The following is a summary of results of operations for each of the four quarters for the years indicated:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2006

Total revenue	$2,185,432	$2,203,339	$1,124,639	$696,490

Income (loss) from continuing operations	(35,366)	(1,150)	145,949	(23,111)

Gain (loss) on sale of property	-	-	67,077,364	(197,834)

Minority interest	-	-	(10,005,084)	(27,254)

Net income (loss)	492,707	597,735	57,263,587	(154,512)

Net income (loss) per unit of limited partnership interest	.50	.60	57.59	(.16)

2005

Total revenue	$2,129,075	$2,144,387	$2,141,696	$2,212,946

Loss from continuing operations	(40,674)	(24,576)	(62,510)	(10,662)

Net income	171,186	116,079	80,767	164,633

Net income per unit of limited partnership interest	.17	.12	.08	.17