Form 10-Q
period 2007-03-31
SECURED INCOME L P
filed 2007-05-15
CIK 804217

SECURITIES AND EXCHANGE COMMISSION
Washington, DC

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

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

Yes ☐ No ☒

As of May 15, 2007, there were 984,369 units of limited partnership interest outstanding.

SECURED INCOME L.P. AND SUBSIDIARIES

Part I - Financial Information

SECURED INCOME L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2007 (Unaudited)	December 31, 2006

ASSETS

Cash and cash equivalents	$1,998,484	$1,884,450
Restricted assets and funded reserves	751,242	621,928
Accounts receivable	2,645	30,715
Prepaid expenses	79,635	174,442
Intangible assets, net of accumulated amortization	35,903	37,464
Assets held for sale	4,451,050	4,450,674

	$7,318,959	$7,199,673

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

Accounts payable and accrued expenses	$157,317	$149,044
Due to general partners and affiliates	83,010	88,016
Liabilities related to assets held for sale	8,752,200	8,800,206

	8,992,527	9,037,266

Partners' equity (deficit)

Limited partners	2,107,716	1,943,182
General partners	(3,781,284)	(3,780,775)

	(1,673,568)	(1,837,593)

	$7,318,959	$7,199,673

See notes to consolidated financial statements.

SECURED INCOME L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(Unaudited)

	2007	2006
OPERATIONS

REVENUE

Interest	$17,953	$22,254

EXPENSES

Administrative and management	42,817	50,045
Amortization	1,561	7,875

TOTAL EXPENSES	44,378	57,920

LOSS FROM CONTINUING OPERATIONS	(26,425)	(35,666)

DISCONTINUED OPERATIONS

REVENUE

Rental	671,430	2,163,178

EXPENSES

Administrative and management	99,184	215,325
Operating and maintenance	128,466	370,961
Taxes and insurance	103,691	506,840
Financial	143,600	521,258
Depreciation and amortization	3,868	20,421

TOTAL EXPENSES	478,809	1,634,805

INCOME FROM DISCONTINUED OPERATIONS	192,621	528,373

NET INCOME	$166,196	$492,707

NET INCOME ATTRIBUTABLE TO

Limited partners	$164,534	$487,780
General partners	1,662	4,927

	$166,196	$492,707

NET INCOME ALLOCATED PER UNIT OF
LIMITED PARTNERSHIP INTEREST	$.17	$.50

NET LOSS FROM CONTINUING
OPERATIONS ALLOCATED PER
UNIT OF LIMITED PARTNERSHIP	$(.03)	$(.04)

See notes to consolidated financial statements.

SECURED INCOME L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(Unaudited)

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES

Net income	$166,196	$492,707
Adjustments to reconcile net income to net cash provided
by operating activities
Amortization	5,429	28,296
Increase in restricted assets and funded reserves	(129,314)	(445,932)
Increase in tenant security deposits	(4,244)	(7,417)
Decrease in accounts receivable	28,070	11,156
Decrease in prepaid expenses	94,807	62,290
Increase in accounts payable and accrued expenses	8,273	344,664
Increase (decrease) in tenant security deposits payable	2,755	(4,000)
Increase (decrease) in due to general partners and affiliates	(5,006)	20,018

Net cash provided by operating activities	166,966	501,782

CASH FLOWS FROM FINANCING ACTIVITIES

Distributions to partners	(2,171)
Principal payments on mortgages	(50,761)	(162,423)

Net cash used in financing activities	(52,932)	(162,423)

NET INCREASE IN CASH AND CASH EQUIVALENTS	114,034	339,359

Cash and cash equivalents at beginning of period	1,884,450	2,800,279

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,998,484	$3,139,638

SUPPLEMENTAL INFORMATION

Financial expenses paid	$131,940	$555,528

CASH FLOWS FROM DISCONTINUED OPERATIONS

Net cash provided by operating activities	$176,190	$506,826

Net cash used in financing activities	$(132,511)	$(162,423)

See notes to consolidated financial statements.

SECURED INCOME L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(Unaudited)

1.
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The results of operations are impacted significantly by the results of operations of the Carrollton Partnership and, in fiscal 2006, the Columbia Partnership as well (see discussion below), which is provided on an unaudited basis during interim periods. Accordingly, the accompanying consolidated financial statements are dependent on such unaudited information. In the opinion of the General Partners, the consolidated financial statements include all adjustments necessary to reflect fairly the results of the interim periods presented. All adjustments are of a normal recurring nature. No significant events have occurred subsequent to December 31, 2006 and no material contingencies exist which would require additional disclosure in the report under Regulation S-X, Rule 10-01 paragraph A-5.

In July 2006, the Columbia Partnership sold its operating complex (“The Westmont”) and the Partnership made distributions to its partners in 2006 and 2007 from proceeds received in connection with such sale. Since April 2006, the Carrollton Partnership has entered into three Agreements of Purchase and Sale to sell its operating complex (“Fieldpointe”) at prices ranging from $25,500,000 to $27,100,000; however, the purchasers failed to consummate the transactions. The Carrollton Partnership has received several additional offers and is continuing its effort to sell the Complex. Although there can be no assurance that a sale will take place, it is possible that a transaction can be consummated in 2007. The disposition of The Westmont and Fieldpointe by their respective owners is consistent with a plan of liquidation and winding up of the business of the Partnership, which plan was enacted in 2006. Following a sale of Fieldpointe, if consummated, the Partnership intends to distribute the net proceeds to which it is entitled under the Carrollton Partnership’s partnership agreement to its limited and general partners, in accordance with the terms and conditions of the Partnership’s limited partnership agreement (the “Partnership Agreement”). After the final distribution is paid, the Partnership intends to dissolve. The previous offers for Fieldpointe indicate that the carrying amount of the associated long-lived assets is recoverable based on applying the standard accounting tests for impairment. Due to the sale of The Westmont and the potential sale of Fieldpointe and the Partnership’s plans to dissolve upon such sales and the winding up of the business of the Partnership, certain assets and liabilities of the Complexes are classified as held for sale in the accompanying consolidated balance sheets. Accordingly, the operations of the Columbia Partnership and the Carrollton Partnership (collectively the “Operating Partnerships”) are reported as discontinued operations for the current and prior period in the accompanying consolidated statements of operations. That classification resulted in the cessation of depreciation of those assets as of January 1, 2006. However, as the dissolution of the Partnership was not imminent as of March 31, 2007, the consolidated financial statements are presented assuming that the Partnership will continue as a going concern.

The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the entire year.

2.
Additional information, including the audited December 31, 2006 Consolidated Financial Statements and the Summary of Significant Accounting Policies, is included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2006 on file with the Securities and Exchange Commission.

SECURED INCOME L.P. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

In July 2006, the Columbia Partnership sold The Westmont. Registrant received distributions totaling $45,216,246 in July 2006 and an additional $81,750 in the first quarter of 2007, which represents Registrant’s share of the sales proceeds after retirement of certain mortgage obligations, payment of expenses and distributions to the general partners of the Columbia Partnership. In May 2006 and July 2006, Registrant made distributions of approximately 8% annualized to Unit holders of record as of March 31, 2006 and June 30, 2006, respectively. In connection with the sale of The Westmont, Registrant distributed an aggregate of $42.10 per Unit in August 2006 and December 2006 to the Unit holders of record as of July 14, 2006. Because the distributions in connection with the sale of The Westmont included a full return of Unit holders’ invested capital, originally $20.00 per Unit, quarterly cash distributions were paid at an annualized rate of 8% through August 4, 2006, the date Unit holders received the return of their invested capital. On or about April 4, 2007, Registrant made a distribution to Unit holders of record as of December 31, 2006 that included the 8% annualized return from July 1, 2006 through August 4, 2006, the final distribution received by Registrant in connection with the sale of The Westmont and the remainder of the cash distribution received from the Carrollton Partnership in 2006. Since April 2006, the Carrollton Partnership has entered into three Agreements of Purchase and Sale to sell Fieldpointe at prices ranging from $25,500,000 to $27,100,000; however, the purchasers failed to consummate the transactions.  The Carrollton Partnership has received several additional offers and is continuing its effort to sell the Complex. Although there can be no assurance that a sale will take place, it is possible that a transaction can be consummated in 2007. At this time, Registrant does not intend to make any further quarterly cash distributions, but may reconsider this position depending upon future events. The disposition of The Westmont and Fieldpointe by their respective owners is consistent with a plan of liquidation and winding up of the business of Registrant, which plan was enacted in 2006. Following a sale of Fieldpointe, if consummated, Registrant intends to distribute the net proceeds to which it is entitled under the Carrollton Partnership’s partnership agreement to its limited and general partners, less a small reserve, in accordance with the terms and conditions of the Partnership Agreement. After the final distribution is paid, Registrant intends to dissolve. Due to the sale of The Westmont and the potential sale of Fieldpointe and Registrant’s plans to dissolve upon such sales and the winding up of the business of Registrant, certain assets and liabilities of the Complexes are classified as held for sale in the accompanying consolidated balance sheets. Accordingly, the operations of the Operating Partnerships are reported as discontinued operations for the current and prior period in the accompanying consolidated statements of operations. That classification resulted in the cessation of depreciation of those assets as of January 1, 2006. However, as the dissolution of Registrant was not imminent as of March 31, 2007, the consolidated financial statements are presented assuming that Registrant will continue as a going concern.

Registrant's primary sources of funds are currently rents generated by Fieldpointe and interest derived from investments and deposits, certain of which are restricted in accordance with the terms of Fieldpointe’s mortgage. Although Registrant's investments would normally be considered highly illiquid, see discussion above regarding the potential sale of Fieldpointe.

In the event the anticipated sale of Fieldpointe does not take place, Registrant is not expected to have access to additional sources of financing. Accordingly, if unforeseen contingencies arise that cause Fieldpointe to require capital in addition to that contributed by Registrant and any equity of the Carrollton Partnership’s general partners, potential sources from which such cap-ital needs will be able to be satisfied (other than reserves) would be additional equity contributions or voluntary loans of the Carrollton Partnership’s general partners (which general partners are not required to fund such amounts) or other equity reserves, if any, which could adversely affect the distribution from the Carrollton Partnership to Registrant of operating cash flow and any sale or refinancing proceeds.

Registrant generated cash from operations during the three months ended March 31, 2007 and cash and cash equivalents increased by approximately $114,000 during the period. Registrant made a distribution to its limited partners of approximately $322,000 in April 2007 (see discussion above). Mortgages payable (included in liabilities related to assets held for sale in the accompanying consolidated balance sheets) decreased due to principal amortization of approximately $51,000. Property and equipment (included in assets held for sale in the accompanying consolidated balance sheets) are no longer being depreciated, under accounting principles generally accepted in the United States of America, as a result of their classification as held for sale. Prepaid expenses decreased while restricted assets and funded reserves increased in the ordinary course of operations.

SECURED INCOME L.P. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations

The consolidated statements of operations in the accompanying financial statements are presented based on the determination that the Complexes owned by the Operating Partnerships are held for sale as of December 31, 2006 and 2005 (and therefore reflect the operating activity of the Operating Partnerships as discontinued operations). If Fieldpointe is sold, Registrant intends to dissolve upon making final distributions to its partners. However, there is no assurance that Fieldpointe will ultimately be sold pursuant to the plan. Accordingly, discussion of the consolidated results of operations in the next section is presented without effect to the presentation of discontinued operations.

Three Months Ended March 31, 2007

During the three months ended March 31, 2007, the Carrollton Partnership's operations resulted in net earnings of approximately $216,000, which includes financial expenses and amortization of approximately $144,000 and approximately $4,000, respectively. As noted above under Liquidity and Capital Resources, there is no depreciation expense for the three months ended March 31, 2007 as a result of the property and equipment of Fieldpointe being classified as held for sale as of December 31, 2006. Accordingly, the Carrollton Partnership generated earnings from operating activities prior to financial expenses and amortization of approximately $364,000. Mortgage principal payments during the period for the Carrollton Partnership were approximately $51,000. After considering the respective mandatory mortgage principal payments and required deposits to mortgage escrows, among other things, Fieldpointe generated cash flow of approximately $160,000 during the three months ended March 31, 2007; such amount includes cash flow from discontinued operations. There can be no assurance that the level of cash flow generated by Fieldpointe during the three months ended March 31, 2007 will continue in future periods.

Taking into account that the results of operations for the three months ended March 31, 2007 do not include any operating results from the Columbia Partnership as a result of the sale of The Westmont in July 2006, Registrant’s results of operations reflect moderate improvement as compared to the three months ended March 31, 2006 due to improvement in the operating results of the Carrollton Partnership.

As of March 31, 2007, the occupancy of Fieldpointe was approximately 99%. In the event the sale of Fieldpointe does not take place, the future operating results of Fieldpointe will be extremely dependent on market conditions and therefore may be subject to significant volatility.

Three Months Ended March 31, 2006

During the three months ended March 31, 2006, the Columbia Partnership's and the Carrollton Partnership's operations resulted in net earnings of approximately $355,000 and approximately $187,000, respectively. The Columbia Partnership's earnings include financial expenses and amortization of approximately $375,000 and approximately $16,000, respectively, while the Carrollton Partnership's earnings include financial expenses and amortization of approximately $147,000 and approximately $4,000, respectively. As noted above under Liquidity and Capital Resources, there is no depreciation expense for the three months ended March 31, 2006 as a result of the property and equipment of the Operating Complexes being classified as held for sale as of December 31, 2005. Accordingly, the Columbia Partnership and the Carrollton Partnership generated earnings from operating activities prior to financial expenses and amortization of approximately $746,000 and approximately $338,000, respectively. Mortgage principal payments during the period for the Columbia Partnership and the Carrollton Partnership were approximately $114,000 and approximately $48,000, respectively. After considering the respective mandatory mortgage principal payments and required deposits to mortgage escrows, among other things, the Complexes generated combined cash flow of approximately $405,000 during the three months ended March 31, 2006; such amount includes cash flow from discontinued operations. As of March 31, 2006, the occupancy of Fieldpointe was approximately 99% and the occupancy of The Westmont was 100% as to residential units and approximately 88% as to commercial space as a result of one of the commercial tenants breaking its lease in the second quarter of 2003.

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

Registrant records its real estate assets at cost less accumulated depreciation and, if there are indications that impairment exists, adjusts the carrying value of those assets in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." See discussion under Liquidity and Capital Resources above regarding the disposition of The Westmont and the possible disposition of Fieldpointe. Under SFAS No. 144, the long-lived assets of the Operating Partnerships are classified as held for sale as of December 31, 2006 and 2005 and are measured at the lower of their carrying amount or fair value less cost to sell. Once classified as held for sale, depreciation of the assets ceases; the accompanying consolidated statements of operations do not include any depreciation.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

As a result of the sale of The Westmont (see discussion above), Registrant no longer has market risk sensitivity with regard to financial instruments concerning potential interest rate fluctuations in connection with the low floater rates associated with the Columbia Partnership's first mortgage.

Item 4. Controls and Procedures

As of March 31, 2007, under the direction of the Chief Executive Officer and Chief Financial Officer of Wilder Richman Resources Corporation, one of Registrant’s General Partners, Registrant evaluated the effectiveness of its disclosure controls and procedures and concluded that (i) Registrant’s disclosure controls and procedures were effective as of March 31, 2007, and (ii) there has been no change in Registrant’s internal control over financial reporting during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, Registrant’s internal control over financial reporting.

SECURED INCOME L.P. AND SUBSIDIARIES

Part II - Other Information

Item 1.    Legal Proceedings

   Registrant is not aware of any material legal proceedings.

Item 1A.  Risk Factors

There have been no material changes from the risk factors previously disclosed in Item 1A of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

Date: May 15, 2007

SECURED INCOME L.P. By: Wilder Richman Resources Corporation, General Partner

By:	/s/ Richard Paul Richman
Richard Paul Richman - Chief Executive Officer

By:	/s /Neal Ludeke
Neal Ludeke - Chief Financial Officer

By: WRC-87A Corporation, General Partner

By:	/s/ Richard Paul Richman
Richard Paul Richman - Executive Vice President and Treasurer