Form 10-Q
period 2007-06-30
SECURED INCOME L P
filed 2007-08-14
CIK 804217

SECURITIES AND EXCHANGE COMMISSION
Washington, DC

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number 0-17412

Secured Income L.P.
(Exact name of Registrant as specified in its charter)

Delaware	06-1185846
State or other jurisdiction of incorporation or organization	(IRS Employer Identification No.)

340 Pemberwick Road Greenwich, Connecticut	06831
(Address of principal executive offices)	Zip Code

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

Yes ☐ No ☒

As of August 14, 2007, there are 984,369 units of limited partnership interest outstanding.

SECURED INCOME L.P. AND SUBSIDIARIES

Part I - Financial Information

SECURED INCOME L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
	June 30, 2007 (Unaudited)	December 31, 2006

ASSETS

Cash and cash equivalents	$1,641,489	$1,884,450
Restricted assets and funded reserves	855,556	621,928
Accounts receivable	2,411	30,715
Prepaid expenses	4,181	174,442
Intangible assets, net of accumulated amortization	34,342	37,464
Assets held for sale	4,461,367	4,450,674

	$6,999,346	$7,199,673

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

Accounts payable and accrued expenses	$129,220	$149,044
Due to general partners and affiliates	47,566	88,016
Liabilities related to assets held for sale	8,701,642	8,800,206

	8,878,428	9,037,266

Partners' equity (deficit)

Limited partners	1,901,037	1,943,182
General partners	(3,780,119)	(3,780,775)

	(1,879,082)	(1,837,593)

	$6,999,346	$7,199,673

See notes to consolidated financial statements.

SECURED INCOME L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2007 AND 2006
(Unaudited)

	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006

OPERATIONS

REVENUE

Interest	$15,797	$33,750	$23,081	$45,335

EXPENSES

Administrative and management	54,959	97,776	16,356	66,401
Amortization	1,561	3,122	7,875	15,750

TOTAL EXPENSES	56,520	100,898	24,231	82,151

LOSS FROM CONTINUING OPERATIONS	(40,723)	(67,148)	(1,150)	(36,816)

DISCONTINUED OPERATIONS

REVENUE

Rental	662,706	1,334,136	2,180,258	4,343,436

EXPENSES

Administrative and management	89,880	189,064	175,816	391,141
Operating and maintenance	138,607	267,073	324,548	695,509
Taxes and insurance	97,387	201,078	511,505	1,018,345
Financial	143,387	286,987	549,084	1,070,342
Amortization	3,867	7,735	20,420	40,841

TOTAL EXPENSES	473,128	951,937	1,581,373	3,216,178

INCOME FROM DISCONTINUED OPERATIONS	189,578	382,199	598,885	1,127,258

NET INCOME	$148,855	$315,051	$597,735	$1,090,442

NET INCOME ATTRIBUTABLE TO

Limited partners	$147,366	$311,900	$591,758	$1,079,538
General partners	1,489	3,151	5,977	10,904
	$148,855	$315,051	$597,735	$1,090,442

NET INCOME ALLOCATED PER UNIT OF LIMITED PARTNERSHIP INTEREST	$.15	$.32	$.60	$1.10

–continued–

SECURED INCOME L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2007 AND 2006
(Unaudited)

	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006

NET LOSS FROM CONTINUING OPERATIONS ALLOCATED PER UNIT OF LIMITED PARTNERSHIP INTEREST	$(.04)	$(.07)	$(.00)	$(.04)

See notes to consolidated financial statements.

SECURED INCOME L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(Unaudited)

	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES

Net income	$315,051	$1,090,442
Adjustments to reconcile net income to net cash provided by operating activities
Amortization	10,857	56,591
Increase in restricted assets and funded reserves	(233,628)	(937,675)
Increase in tenant security deposits	(18,428)	(30,989)
Decrease in accounts receivable	28,304	8,904
Decrease in prepaid expenses	170,261	164,605
Increase (decrease) in accounts payable and accrued expenses	(19,824)	704,107
Increase (decrease) in tenant security deposits payable	3,735	(576)
Increase (decrease) in due to general partners and affiliates	(40,450)	21,671

Net cash provided by operating activities	215,878	1,077,080

CASH FLOWS FROM FINANCING ACTIVITIES

Distributions to partners	(356,540)	(797,888)
Principal payments on mortgages	(102,299)	(327,907)

Net cash used in financing activities	(458,839)	(1,125,795)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(242,961)	(48,715)

Cash and cash equivalents at beginning of period	1,884,450	2,800,279

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,641,489	$2,751,564

SUPPLEMENTAL INFORMATION

Financial expenses paid	$263,668	$1,093,459

CASH FLOWS FROM DISCONTINUED OPERATIONS

Net cash provided by operating activities	$322,553	$1,106,410

Net cash used in financing activities	$(184,049)	$(1,083,145)

See notes to consolidated financial statements.

SECURED INCOME L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
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

In July 2006, the Columbia Partnership sold its operating complex (“The Westmont”) and the Partnership made distributions to its partners in 2006 and 2007 from proceeds received in connection with such sale. Since April 2006, the Carrollton Partnership has entered into three Agreements of Purchase and Sale to sell its operating complex (“Fieldpointe”) at prices ranging from $25,500,000 to $27,100,000; however, the purchasers did not consummate the transactions. The Carrollton Partnership is continuing its effort to sell the Complex and has received several additional offers. In addition, affiliates of Wilder Richman Resources Corporation (“WRRC”), one of the Partnership’s General Partners, are considering submitting a bid to purchase Fieldpointe at a price in the range of bids previously received. Although there can be no assurance that a sale will take place, it is possible that a transaction can be consummated in 2007. The disposition of The Westmont and Fieldpointe by their respective owners is consistent with the plan of liquidation and winding up of the business of the Partnership. Following a sale of Fieldpointe, if consummated, the Partnership intends to distribute the net proceeds to which it is entitled under the Carrollton Partnership’s partnership agreement to its limited and general partners, in accordance with the terms and conditions of the Partnership’s limited partnership agreement (the “Partnership Agreement”). After the final distribution is paid, the Partnership intends to dissolve. The previous offers for Fieldpointe indicate that the carrying amount of the associated long-lived assets is recoverable based on applying the standard accounting tests for impairment. Due to the sale of The Westmont and the potential sale of Fieldpointe and the Partnership’s plans to dissolve upon such sales and the winding up of the business of the Partnership, certain assets and liabilities of the Complexes are classified as held for sale in the accompanying consolidated balance sheets. Accordingly, the operations of the Columbia Partnership and the Carrollton Partnership (collectively the “Operating Partnerships”) are reported as discontinued operations for the periods presented in the accompanying consolidated statements of operations. That classification resulted in the cessation of depreciation of those assets as of January 1, 2006. However, as the dissolution of the Partnership was not imminent as of June 30, 2007, the consolidated financial statements are presented assuming that the Partnership will continue as a going concern.

The results of operations for the six months ended June 30, 2007 are not necessarily indicative of the results to be expected for the entire year.

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

SECURED INCOME L.P. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Con-dition and Results of Operations

Liquidity and Capital Resources

In July 2006, the Columbia Partnership sold The Westmont. Registrant received distributions totaling $45,216,246 in July 2006 and an additional $81,750 in the first quarter of 2007, which represents Registrant’s share of the sales proceeds after retirement of certain mortgage obligations, payment of expenses and distributions to the general partners of the Columbia Partnership. In May 2006 and July 2006, Registrant made distributions of approximately 8% annualized to Unit holders of record as of March 31, 2006 and June 30, 2006, respectively. In connection with the sale of The Westmont, Registrant distributed an aggregate of $42.10 per Unit in August 2006 and December 2006 to the Unit holders of record as of July 14, 2006. Because the distributions in connection with the sale of The Westmont included a full return of Unit holders’ invested capital, originally $20.00 per Unit, quarterly cash distributions were paid at an annualized rate of 8% through August 4, 2006, the date Unit holders received the return of their invested capital. On or about April 4, 2007, Registrant made a distribution to Unit holders of record as of December 31, 2006 that included the 8% annualized return from July 1, 2006 through August 4, 2006, the final distribution received by Registrant in connection with the sale of The Westmont and the remainder of the cash distribution received from the Carrollton Partnership in 2006. Since April 2006, the Carrollton Partnership has entered into three Agreements of Purchase and Sale to sell Fieldpointe at prices ranging from $25,500,000 to $27,100,000; however, the purchasers did not consummate the transactions.  The Carrollton Partnership is continuing its effort to sell the Complex and has received several additional offers. In addition, affiliates of Wilder Richman Resources Corporation (“WRRC”), one of Registrant’s General Partners, are considering submitting a bid to purchase Fieldpointe at a price in the range of bids previously received. Although there can be no assurance that a sale will take place, it is possible that a transaction can be consummated in 2007. At this time, Registrant does not intend to make any further quarterly cash distributions, but may reconsider this position depending upon future events. The disposition of The Westmont and Fieldpointe by their respective owners is consistent with the plan of liquidation and winding up of the business of Registrant. Following a sale of Fieldpointe, if consummated, Registrant intends to distribute the net proceeds to which it is entitled under the Carrollton Partnership’s partnership agreement to its limited and general partners, less a small reserve, in accordance with the terms and conditions of the Partnership Agreement. After the final distribution is paid, Registrant intends to dissolve. Due to the sale of The Westmont and the potential sale of Fieldpointe and Registrant’s plans to dissolve upon such sales and the winding up of the business of Registrant, certain assets and liabilities of the Complexes are classified as held for sale in the accompanying consolidated balance sheets. Accordingly, the operations of the Operating Partnerships are reported as discontinued operations for the periods presented in the accompanying consolidated statements of operations. Such classification resulted in the cessation of depreciation of those assets as of January 1, 2006. However, as the dissolution of Registrant was not imminent as of June 30, 2007, the consolidated financial statements are presented assuming that Registrant will continue as a going concern.

Registrant's primary sources of funds are currently rents generated by Fieldpointe and interest derived from deposits, certain of which are restricted in accordance with the terms of Fieldpointe’s mortgage. Registrant's investment would normally be considered highly illiquid if not for the potential sale of Fieldpointe.

In the event a sale of Fieldpointe does not take place, Registrant is not expected to have access to additional sources of financing. Accordingly, if unforeseen contingencies arise that cause Fieldpointe to require capital in addition to that contributed by Registrant and any equity of the Carrollton Partnership’s general partners, potential sources from which such capital needs will be able to be satisfied (other than reserves) would be additional equity contributions or voluntary loans of the Carrollton Partnership’s general partners (which general partners are not required to fund such amounts) or other reserves, if any, which could adversely affect distributions from the Carrollton Partnership to Registrant of operating cash flow and any sale or refinancing proceeds.

Registrant generated cash from operations during the six months ended June 30, 2007; however, cash and cash equivalents decreased by approximately $243,000 during the period primarily as a result of a distribution to the limited partners of approximately $354,000 in April 2007 (see discussion above). Mortgage payable (included in liabilities related to assets held for sale in the accompanying consolidated balance sheets) decreased due to principal amortization of approximately $102,000. Property and equipment (included in assets held for sale in the accompanying consolidated balance sheets) are no longer being depreciated, under accounting principles generally accepted in the United States of America, as a result of their classification as held for sale. Prepaid expenses decreased while restricted assets and funded reserves increased in the ordinary course of operations.

SECURED INCOME L.P. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Con-dition and Results of Operations (continued)

Results of Operations

The consolidated statements of operations in the accompanying financial statements are presented based on the determination that the Complexes owned by the Operating Partnerships are held for sale (and therefore reflect the operating activity of the Operating Partnerships as discontinued operations). If Fieldpointe is sold, Registrant intends to dissolve upon making final distributions to its partners. However, there is no assurance that Fieldpointe will ultimately be sold pursuant to the plan. Accordingly, discussion of the consolidated results of operations in the next section is presented without effect to the presentation of discontinued operations.

Six Months Ended June 30, 2007

During the six months ended June 30, 2007, the Carrollton Partnership's operations resulted in net income of approximately $413,000, which includes financial expenses and amortization of approximately $287,000 and approximately $8,000, respectively. As noted above under Liquidity and Capital Resources, there is no depreciation expense for the six months ended June 30, 2007 as a result of the property and equipment of Fieldpointe being classified as held for sale. Accordingly, the Carrollton Partnership generated income from operating activities prior to financial expenses and amortization of approximately $708,000. Mortgage principal payments during the period for the Carrollton Partnership were approximately $102,000. After considering the respective mandatory mortgage principal payments and required deposits to mortgage escrows, among other things, Fieldpointe generated cash flow of approximately $299,000 during the six months ended June 30, 2007; such amount represents cash flow from discontinued operations. There can be no assurance that the level of cash flow generated by Fieldpointe during the six months ended June 30, 2007 is indicative of the results to be expected for the entire year.

Taking into account that the results of operations for the six months ended June 30, 2007 do not include any operating results from the Columbia Partnership as a result of the sale of The Westmont in July 2006, Registrant’s results of operations are comparable to the six months ended June 30, 2006.

As of June 30, 2007, the occupancy of Fieldpointe was approximately 98%. In the event the sale of Fieldpointe does not take place, the future operating results of Fieldpointe will be extremely dependent on market conditions and therefore may be subject to significant volatility.

Six Months Ended June 30, 2006

During the six months ended June 30, 2006, the Columbia Partnership's and the Carrollton Partnership's operations resulted in net income of approximately $755,000 and approximately $403,000, respectively. The Columbia Partnership's income includes financial expenses and amortization of approximately $776,000 and approximately $33,000, respectively, while the Carrollton Partnership's income includes financial expenses and amortization of approximately $294,000 and approximately $8,000, respectively. As noted above under Liquidity and Capital Resources, there is no depreciation expense for the six months ended June 30, 2006 as a result of the property and equipment of the Operating Complexes being classified as held for sale. Accordingly, the Columbia Partnership and the Carrollton Partnership generated income from operating activities prior to financial expenses and amortization of approximately $1,564,000 and approximately $705,000, respectively. Mortgage principal payments during the period for the Columbia Partnership and the Carrollton Partnership were approximately $232,000 and approximately $96,000, respectively. After considering the respective mandatory mortgage principal payments and required deposits to mortgage escrows, among other things, the Complexes generated combined cash flow of approximately $884,000 during the six months ended June 30, 2006; such amount represents cash flow from discontinued operations. As of June 30, 2006, the occupancy of Fieldpointe was approximately 100% and the occupancy of The Westmont was 100% as to residential units and approximately 88% as to commercial space as a result of one of the commercial tenants breaking its lease in the second quarter of 2003.

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

Item 4. Controls and Procedures

As of June 30, 2007, under the direction of the Chief Executive Officer and Chief Financial Officer of WRRC, Registrant evaluated the effectiveness of its disclosure controls and procedures and concluded that (i) Registrant’s disclosure controls and procedures were effective as of June 30, 2007, and (ii) there has been no change in Registrant’s internal control over financial reporting during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, Registrant’s internal control over financial reporting.

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

Date: August 14, 2007

SECURED INCOME L.P.

By:	Wilder Richman Resources Corporation, General Partner

	By:	/s/Richard Paul Richman
Richard Paul Richman - Chief Executive Officer

	By:	/s/Neal Ludeke
Neal Ludeke - Chief Financial Officer

By:	WRC-87A Corporation, General Partner

	By:	/s/Richard Paul Richman
Richard Paul Richman - Executive Vice President and Treasurer