Form 10-Q
period 2007-09-30
SECURED INCOME L P
filed 2007-11-14
CIK 804217

SECURITIES AND EXCHANGE COMMISSION
Washington, DC
_________________________

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Yes ☐ No ☒

As of November 14, 2007, there are 984,369 units of limited partnership interest outstanding.

SECURED INCOME L.P. AND SUBSIDIARIES

Part I - Financial Information

SECURED INCOME L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,
	2007	December 31,
	(Unaudited)	2006

ASSETS

Cash and cash equivalents	$1,744,972	$1,884,450
Restricted assets and funded reserves	591,999	621,928
Accounts receivable	2,403	30,715
Prepaid expenses	262,986	174,442
Intangible assets, net of accumulated amortization	32,781	37,464
Assets held for sale	4,471,076	4,450,674

	$7,106,217	$7,199,673

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

Accounts payable and accrued expenses	$113,497	$149,044
Due to general partners and affiliates	72,175	88,016
Liabilities related to assets held for sale	8,647,604	8,800,206

	8,833,276	9,037,266

Partners' equity (deficit)

Limited partners	2,051,540	1,943,182
General partners	(3,778,599)	(3,780,775)

	(1,727,059)	(1,837,593)

	$7,106,217	$7,199,673

See notes to consolidated financial statements.

SECURED INCOME L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2007 AND 2006
(Unaudited)

	Three Months	Nine Months	Three Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2007	2006	2006

OPERATIONS

REVENUE

Interest	$11,094	$44,844	$178,431	$223,766

EXPENSES

Administrative and management	43,849	141,625	24,607	91,008
Amortization	1,561	4,683	7,875	23,625

TOTAL EXPENSES	45,410	146,308	32,482	114,633

INCOME (LOSS) FROM CONTINUING OPERATIONS	(34,316)	(101,464)	145,949	109,133

DISCONTINUED OPERATIONS

REVENUE

Rental	671,253	2,005,389	946,208	5,289,644

EXPENSES

Administrative and management	96,583	285,647	168,935	560,076
Operating and maintenance	148,767	415,840	263,480	958,989
Taxes and insurance	94,225	295,303	249,721	1,268,066
Financial	141,471	428,458	214,846	1,285,188
Amortization	3,868	11,603	3,868	44,709

TOTAL EXPENSES	484,914	1,436,851	900,850	4,117,028

INCOME FROM DISCONTINUED OPERATIONS BEFORE GAIN ON SALE OF PROPERTY AND MINORITY INTEREST	186,339	568,538	45,358	1,172,616

GAIN ON SALE OF PROPERTY			67,077,364	67,077,364

MINORITY INTEREST			(10,005,084)	(10,005,084)

INCOME FROM DISCONTINUED OPERATIONS	186,339	568,538	57,117,638	58,244,896

NET INCOME	$152,023	$467,074	$57,263,587	$58,354,029

--continued--

SECURED INCOME L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS - continued
THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2007 AND 2006
(Unaudited)

	Three Months	Nine Months	Three Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2007	2006	2006

NET INCOME ATTRIBUTABLE TO

Limited partners	$150,503	$462,403	$56,690,951	$57,770,489
General partners	1,520	4,671	572,636	583,540

	$152,023	$467,074	$57,263,587	$58,354,029

NET INCOME ALLOCATED PER UNIT OF LIMITED PARTNERSHIP INTEREST	$.15	$.47	$58.59	$58.69

NET INCOME (LOSS) FROM CONTINUING OPERATIONS ALLOCATED PER UNIT OF LIMITED PARTNERSHIP INTEREST	$(.03)	$(.10)	$.15	$.11

See notes to consolidated financial statements.

SECURED INCOME L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(Unaudited)

	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES

Net income	$467,074	$58,354,029
Adjustments to reconcile net income to net cash provided
by operating activities
Amortization	16,286	68,334
Gain on sale of property		(67,077,364)
Minority interest		10,005,084
Write off of unamortized intangible assets		1,147,597
Decrease in restricted assets and funded reserves	29,929	1,484,520
Decrease (increase) in tenant security deposits	(32,005)	483,553
Decrease in accounts receivable	28,312	25,364
Increase in prepaid expenses	(88,544)	(144,398)
Decrease in accounts payable and accrued expenses	(35,547)	(74,631)
Increase (decrease) in tenant security deposits payable	2,023	(483,846)
Decrease in deferred revenue		(56,782)
Decrease in due to general partners and affiliates	(15,841)	(16,004)

Net cash provided by operating activities	371,687	3,715,456

CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds from sale of property, net of closing and related costs		57,246,685

Net cash provided by investing activities		57,246,685

CASH FLOWS FROM FINANCING ACTIVITIES

Distributions to partners	(356,540)	(42,746,634)
Distributions to minority interest		(10,005,084)
Principal payments on mortgages	(154,625)	(6,701,921)

Net cash used in financing activities	(511,165)	(59,453,639)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(139,478)	1,508,502

Cash and cash equivalents at beginning of period	1,884,450	2,800,279

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,744,972	$4,308,781

SIGNIFICANT NONCASH INVESTNG AND FINANCING ACTIVITIES
AND SUPPLEMENTAL INFORMATION

Mortgage assumed by buyer upon sale of property		$24,200,000

Financial expenses paid	$393,479	$2,564,216

--continued--

SECURED INCOME L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - continued
NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(Unaudited)

	2007	2006

CASH FLOWS FROM DISCONTINUED OPERATIONS

Net cash provided by operating activities	$484,622	$3,633,579

Net cash provided by investing activities		$58,151,010

Net cash used in financing activities	$(236,375)	$(62,926,382)

See notes to consolidated financial statements.

SECURED INCOME L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
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

In July 2006, the Columbia Partnership sold its operating complex (“The Westmont”) and the Partnership made distributions to its partners in 2006 and 2007 from proceeds received in connection with such sale. Since April 2006, the Carrollton Partnership has entered into three Agreements of Purchase and Sale to sell its operating complex (“Fieldpointe”) at gross prices (before brokerage commissions) ranging from $25,500,000 to $27,100,000; however, on each occasion, the purchaser did not consummate the transaction. With the passage of time and apparent softening of purchase prices in the market, especially as a result of the decline in the condominium conversion market, the Carrollton general partners felt it was desirable to obtain an independent appraisal of the property. The appraisal estimated a market value for the property of approximately $24,500,000 (before any reduction for brokerage commissions). The Carrollton Partnership is also in the process of obtaining a Phase I environmental report, an updated survey, and title commitment in contemplation of providing a due diligence package to prospective purchasers in order to expedite the sale process. There can be no assurance that a sale will be completed. The disposition of The Westmont and Fieldpointe by their respective owners is consistent with the plan of liquidation and winding up of the business of the Partnership. Following a sale of Fieldpointe, if consummated, the Partnership intends to distribute the net proceeds to which it is entitled under the Carrollton Partnership’s partnership agreement to its limited and general partners, in accordance with the terms and conditions of the Partnership’s limited partnership agreement (the “Partnership Agreement”). After the final distribution is paid, the Partnership intends to dissolve. The previous offers for Fieldpointe and the recent appraisal indicate that the carrying amount of the associated long-lived assets is recoverable based on applying the standard accounting tests for impairment. Due to the sale of The Westmont and the potential sale of Fieldpointe and the Partnership’s plans to dissolve upon such sales and the winding up of the business of the Partnership, certain assets and liabilities of the Complexes are classified as held for sale in the accompanying consolidated balance sheets. Accordingly, the operations of the Columbia Partnership and the Carrollton Partnership (collectively the “Operating Partnerships”) are reported as discontinued operations for the periods presented in the accompanying consolidated statements of operations. That classification resulted in the cessation of depreciation of those assets as of January 1, 2006. However, as the dissolution of the Partnership was not imminent as of September 30, 2007, the consolidated financial statements are presented assuming that the Partnership will continue as a going concern.

The results of operations for the nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the entire year.

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

SECURED INCOME L.P. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Con-dition and Results of Operations

Liquidity and Capital Resources

In July 2006, the Columbia Partnership sold The Westmont. Registrant received distributions totaling $45,216,246 in July 2006 and an additional $81,750 in the first quarter of 2007, which represents Registrant’s share of the sales proceeds after retirement of certain mortgage obligations, payment of expenses and distributions to the general partners of the Columbia Partnership. In May 2006 and July 2006, Registrant made distributions of approximately 8% annualized to Unit holders of record as of March 31, 2006 and June 30, 2006, respectively. In connection with the sale of The Westmont, Registrant distributed an aggregate of $42.10 per Unit in August 2006 and December 2006 to the Unit holders of record as of July 14, 2006. Because the distributions in connection with the sale of The Westmont included a full return of Unit holders’ invested capital, originally $20.00 per Unit, quarterly cash distributions were paid at an annualized rate of 8% through August 4, 2006, the date Unit holders received the return of their invested capital. On or about April 4, 2007, Registrant made a distribution to Unit holders of record as of December 31, 2006 that included the 8% annualized return from July 1, 2006 through August 4, 2006, the final distribution received by Registrant in connection with the sale of The Westmont and the remainder of the cash distribution received from the Carrollton Partnership in 2006. Since April 2006, the Carrollton Partnership has entered into three Agreements of Purchase and Sale to sell Fieldpointe at gross prices (before brokerage commissions) ranging from $25,500,000 to $27,100,000; however, on each occasion, the purchaser did not consummate the transaction.  With the passage of time and apparent softening of purchase prices in the market, especially as a result of the decline in the condominium conversion market, the Carrollton general partners felt it was desirable to obtain an independent appraisal of the property. The appraisal estimated a market value for the property of approximately $24,500,000 (before any reduction for brokerage commissions). The Carrollton Partnership is also in the process of obtaining a Phase I environmental report, an updated survey, and title commitment in contemplation of providing a due diligence package to prospective purchasers in order to expedite the sale process. There can be no assurance that a sale will be completed. The disposition of The Westmont and Fieldpointe by their respective owners is consistent with the plan of liquidation and winding up of the business of Registrant. Following a sale of Fieldpointe, if consummated, Registrant intends to distribute the net proceeds to which it is entitled under the Carrollton Partnership’s partnership agreement to its limited and general partners, less a small reserve, in accordance with the terms and conditions of the Partnership Agreement. After the final distribution is paid, Registrant intends to dissolve. Due to the sale of The Westmont and the potential sale of Fieldpointe and Registrant’s plans to dissolve upon such sales and the winding up of the business of Registrant, certain assets and liabilities of the Complexes are classified as held for sale in the accompanying consolidated balance sheets. Accordingly, the operations of the Operating Partnerships are reported as discontinued operations for the periods presented in the accompanying consolidated statements of operations. Such classification resulted in the cessation of depreciation of those assets as of January 1, 2006. However, as the dissolution of Registrant was not imminent as of September 30, 2007, the consolidated financial statements are presented assuming that Registrant will continue as a going concern.

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

SECURED INCOME L.P. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Con-dition and Results of Operations (continued)

Registrant generated cash from operations during the nine months ended September 30, 2007; however, cash and cash equivalents decreased by approximately $139,000 during the period primarily as a result of a distribution to the limited partners of approximately $354,000 in April 2007 (see discussion above). Mortgage payable (included in liabilities related to assets held for sale in the accompanying consolidated balance sheets) decreased due to principal amortization of approximately $155,000. Property and equipment (included in assets held for sale in the accompanying consolidated balance sheets) are no longer being depreciated, under accounting principles generally accepted in the United States of America, as a result of their classification as held for sale. Prepaid expenses increased while accounts payable and accrued expenses decreased in the ordinary course of operations.

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

Nine Months Ended September 30, 2007

During the nine months ended September 30, 2007, the Carrollton Partnership's operations resulted in net income of approximately $605,000, which includes financial expenses and amortization of approximately $428,000 and approximately $12,000, respectively. As noted above under Liquidity and Capital Resources, there is no depreciation expense for the nine months ended September 30, 2007 as a result of the property and equipment of Fieldpointe being classified as held for sale. Accordingly, the Carrollton Partnership generated income from operating activities prior to financial expenses and amortization of approximately $1,045,000. Mortgage principal payments during the period for the Carrollton Partnership were approximately $155,000. After considering the mandatory mortgage principal payments and required deposits to mortgage escrows, among other things, the Carrollton Partnership generated cash flow of approximately $433,000 during the nine months ended September 30, 2007; such amount represents cash flow from discontinued operations. There can be no assurance that the level of cash flow generated by the Carrollton Partnership during the nine months ended September 30, 2007 is indicative of the results to be expected for the entire year.

Taking into account that the results of operations for the nine months ended September 30, 2007 do not include any operating results from the Columbia Partnership as a result of the sale of The Westmont in July 2006, Registrant’s results of operations for the nine months ended September 30, 2007 reflect a decline when compared to the nine months ended September 30, 2006 resulting primarily from a decrease in interest revenue that was earned in 2006 on the sales proceeds from The Westmont. The results of operations for the nine months ended September 30, 2007 of the Carrollton Partnership, however, are comparable to such results of operations for the nine months ended September 30, 2006.

As of September 30, 2007, the occupancy of Fieldpointe was approximately 97%. In the event the sale of Fieldpointe does not take place, the future operating results of the Carrollton Partnership will be extremely dependent on market conditions and therefore may be subject to significant volatility.

SECURED INCOME L.P. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Con-dition and Results of Operations (continued)

Nine Months Ended September 30, 2006

In July 2006, the Columbia Partnership sold The Westmont (see discussion above under Liquidity and Capital Resources). The accompanying consolidated statement of operations for the nine months ended September 30, 2006 reflects a gain on the sale of approximately $67,077,000.

During the nine months ended September 30, 2006, The Carrollton Partnership’s operations resulted in net income of approximately $594,000, which includes financial expenses and amortization of approximately $439,000 and approximately $11,000, respectively. As noted above under Liquidity and Capital Resources, there is no depreciation expense for the nine months ended September 30, 2006 as a result of the property and equipment of Fieldpointe being classified as held for sale. Accordingly, the Carrollton Partnership generated income from operating activities prior to financial expenses and amortization of approximately $1,044,000. Mortgage principal payments during the period for the Carrollton Partnership were approximately $146,000. After considering the mandatory mortgage principal payments and required deposits to mortgage escrows, among other things, the Carrollton Partnership generated cash flow of approximately $431,000 during the nine months ended September 30, 2006; such amount represents cash flow from discontinued operations. As of September 30, 2006, the occupancy of Fieldpointe was approximately 99%.

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

Registrant records its real estate assets at cost less accumulated depreciation and, if there are indications that impairment exists, adjusts the carrying value of those assets in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." See discussion under Liquidity and Capital Resources above regarding the disposition of The Westmont and the possible disposition of Fieldpointe. Under SFAS No. 144, the long-lived assets of the Operating Partnerships are classified as held for sale and are measured at the lower of their carrying amount or fair value less cost to sell. Once classified as held for sale, depreciation of the assets ceases; the accompanying consolidated statements of operations do not include any depreciation.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

None.

Item 4. Controls and Procedures

As of September 30, 2007, under the direction of the Chief Executive Officer and Chief Financial Officer of WRRC, Registrant evaluated the effectiveness of its disclosure controls and procedures and concluded that (i) Registrant’s disclosure controls and procedures were effective as of September 30, 2007, and (ii) there has been no change in Registrant’s internal control over financial reporting during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, Registrant’s internal control over financial reporting.

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

Date: November 14, 2007

SECURED INCOME L.P.

By:	Wilder Richman Resources Corporation, General Partner

By: /s/Richard Paul Richman
Richard Paul Richman - Chief Executive Officer

By: /s/Neal Ludeke
Neal Ludeke - Chief Financial Officer

By:      WRC-87A Corporation, General Partner

By: /s/Richard Paul Richman
Richard Paul Richman - Executive Vice President and Treasurer