Form 10-K
period 2007-12-31
SECURED INCOME L P
filed 2008-04-15
CIK 804217

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer, large accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐    Accelerated Filer ☐    Non-Accelerated Filer ☐       Smaller Reporting Company ☒

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

Registrant was organized to invest in multi-family residential housing complexes (the "Complexes") by acquiring approximately 99% of the limited partnership interest (the "Operating Partnership Interest") in limited partnerships that own and operate such Complexes (the "Operating Partnerships"). Registrant invested in Carrollton X Associates Limited Partnership (the "Carrollton Partnership"), which owns Fieldpointe Apartments (“Fieldpointe”), and Columbia Westmont Associates, L.P., formerly Columbia Associates (the "Columbia Partnership"), which owned The Westmont. The Columbia Partnership sold The Westmont in July 2006 and was dissolved in 2007. WRC-87A Corporation is a special limited partner of each Operating Partnership and has certain rights in connection therewith. Pursuant to Rule 12b-23 of the Securities and Exchange Commission's General Rules and Regulations promulgated under the Securities Exchange Act of 1934, as amended, the description of Registrant's business set forth under the heading "Investment Objectives and Policies" at pages 20 through 30 of the prospectus, dated March 5, 1987 (the "Prospectus"), is incorporated herein by reference.

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

Registrant’s investment in the Carrollton Partnership is highly leveraged. To the extent that revenues are not sufficient to meet operating expenses and service the mortgage of Fieldpointe, the Carrollton Partnership would be required to use reserves and any other funds available to avoid foreclosure of the subject Property. There can be no assurance that additional funds would be available to the Carrollton Partnership or Registrant, if needed. In addition, there can be no assurance that, if Fieldpointe is sold, the proceeds from a sale will be sufficient to pay the balance due on the mortgage loan or any other outstanding indebtedness to which Fieldpointe is subject.

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

At some point, Registrant’s operations (including the sale or refinancing of Fieldpointe) may generate less cash flow than taxable income, and the income, as well as the income taxes payable with respect to Registrant’s taxable income, may exceed cash flow available for distribution to the limited partners in such years. This may result in an out-of-pocket tax cost to the limited partners. In addition, a limited partner may experience taxable gain on disposition of Units or upon a disposition of Fieldpointe even though no cash is realized on the disposition; in such circumstances, the limited partners may experience an out-of-pocket tax cost.

Item 1B Unresolved Staff Comments

Not applicable

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

The mortgage financing of the Carrollton Partnership was financed from the sale of tax-exempt bonds pursuant to the terms of Section 103(b)(4)(a) of the Internal Revenue Code. The mortgage in the original amount of $10,494,100, bearing fixed 6.09% interest and maturing in February 2028, is insured by the United States Department of Housing and Urban Development ("HUD") under Section 221(d)(4) of the National Housing Act, as amended. Under the terms of the financing, 80% of the units are permitted market rate rents and 20% of the units are to be rented to people earning no more than the low or moderate income levels within the meaning of Section 103(b)(4)(a) of the Internal Revenue Code. Fieldpointe’s occupancy rate was approximately 98% as of December 31, 2007.

The Westmont, which was owned by the Columbia Partnership and which was sold in July 2006, contains 163 apartment units, 9,415 square feet of commercial space, 46 garage parking spaces, and a penthouse with an exercise center and health club which offers exercise equipment, steam room, sauna, jacuzzi and a large terrace. The apartments feature numerous luxury amenities, including security systems, microwave ovens, dishwashers and hardwood floors.

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

The Columbia Partnership’s mortgages, which were repaid or assumed by the buyer in connection with the sale of The Westmont, were refinanced in June 2000. The first mortgage, in the amount of $24.2 million, was subject to interest based on a variable low floater index with credit enhancement provided by the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and was scheduled to mature in July 2030. The second mortgage, in the original amount of $8.55 million and payable to Freddie Mac, was subject to fixed interest at 8.07% and was scheduled to mature in July 2015. Under the terms of the refinancing, 20% of the residential units in The Westmont were to be maintained for occupancy by low or moderate income tenants through February 2009.

As of December 31, 2007, the market rental rates of Fieldpointe were approximately as follows:

Monthly Rental Rates:
One-Bedroom	$805 - $830
Two-Bedroom	$860 - $970
Three-Bedroom	$1,075 - $1,120

The low and moderate income rental rates as of December 31, 2007 for Fieldpointe fall within the ranges noted above.

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

Holders

As of December 31, 2007, there were approximately 530 record holders of Units (the "Limited Partners") holding an aggregate of 984,369 Units in Registrant.

Distributions

The Agreement of Limited Partnership of Registrant (the "Partnership Agreement") provides that all Cash Available for Distribution (as defined therein) be distributed quarterly to the partners in specified proportions. In May 2006 and July 2006, Registrant made distributions of approximately 8% annualized to Unit holders of record as of March 31, 2006 and June 30, 2006, respectively. In connection with the sale of The Westmont, Registrant distributed a total of $42.10 per Unit in August 2006 and December 2006 to Unit holders of record as of July 14, 2006. The December 2006 distribution represents estimated New York State taxes that had previously been withheld from the August 2006 distribution. Because the distributions in connection with the sale of The Westmont included a full return of Unit holders’ invested capital, originally $20.00 per Unit, quarterly cash distributions were paid at an annualized rate of 8% through August 4, 2006, the date Unit holders received the return of their invested capital. On or about April 4, 2007, Registrant made a distribution to Unit holders of record as of December 31, 2006 that included the 8% annualized return from July 1, 2006 through August 4, 2006, the final distribution received by Registrant in connection with the sale of The Westmont and the remainder of the cash distribution received from the Carrollton Partnership in 2006. Including a distribution made to the Unit holders in April 2006, Registrant made a distribution to the limited partners of approximately 8% for the year ended December 31, 2005.

Recent Sales of Unregistered Securities

None

Item 6  Selected Financial Data

The following table summarizes certain selected consolidated financial information concerning Registrant and should be read in conjunction with the consolidated financial statements and the related notes thereto:

	Year Ended December 31,
	2007	2006		2005	2004	2003

Total revenue	$2,735,073	$6,209,900		$8,628,104	$8,315,530	$8,353,640

Net income	608,882	58,199,517	*	532,665	388,036	978,278

Net income allocated
per unit of limited
partnership interest	.61	58.53		.54	.39	.98

Income (loss) from continuing
operations	(100,185)	86,322		(138,422)	(88,261)	(60,954)

Net income (loss) from continuing
operations allocated per unit of
limited partnership interest	(.10)	.09		(.14)	(.09)	(.06)

Distributions to limited partners	354,044	42,623,178		1,574,990	1,574,990	1,574,990

At year end:

Total assets	7,110,664	7,199,673		25,797,349	27,502,890	20,478,485

Mortgages payable	8,475,132	8,682,884		39,634,862	40,255,090	40,830,762

*Includes income from discontinued operations including the gain on sale of The Westmont (see Note 2 in Item 8 - Financial Statements and Supplementary Data).

Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

In July 2006, the Columbia Partnership sold The Westmont for a price of $87,750,000. Registrant received distributions totaling $45,216,246 in July 2006 and an additional $81,750 in the first quarter of 2007, which represents Registrant’s share of the sales proceeds after retirement of certain mortgage obligations, payment of expenses and distributions to the general partners of the Columbia Partnership. In May 2006 and July 2006, Registrant made distributions of approximately 8% annualized to Unit holders of record as of March 31, 2006 and June 30, 2006, respectively. In connection with the sale of The Westmont, Registrant distributed an aggregate of $42.10 per Unit in August 2006 and December 2006 to the Unit holders of record as of July 14, 2006. Because the distributions in connection with the sale of The Westmont included a full return of Unit holders’ invested capital, originally $20.00 per Unit, quarterly cash distributions were paid at an annualized rate of 8% through August 4, 2006, the date Unit holders received the return of their invested capital. On or about April 4, 2007, Registrant made a distribution to Unit holders of record as of December 31, 2006 that included the 8% annualized return from July 1, 2006 through August 4, 2006, the final distribution received by Registrant in connection with the sale of The Westmont and the remainder of the cash distribution received from the Carrollton Partnership in 2006. The Columbia Partnership was dissolved in 2007. Since April 2006, the Carrollton Partnership has entered into three Agreements of Purchase and Sale to sell Fieldpointe at gross prices (before brokerage commissions and other selling costs) ranging from $25,500,000 to $27,100,000; however, on each occasion, the purchaser did not consummate the transaction. With the passage of time and apparent softening of purchase prices in the market, especially as a result of the decline in the condominium conversion market, the Carrollton general partners felt it was desirable to obtain an independent appraisal of the property. The appraisal estimated a market value for the property of approximately $24,500,000 (before any reduction for brokerage commissions and other selling costs). The Carrollton Partnership has also obtained a Phase I environmental report, an updated survey, and title commitment in contemplation of providing a due diligence package to prospective purchasers in order to provide incentive for the purchase process. Although the market has softened and has caused a considerably longer time frame to consummate a sale of Fieldpointe than originally anticipated, it remains management’s intention to sell the property. There can be no assurance that a sale will be completed. The disposition of The Westmont and the intention to dispose of Fieldpointe by their respective owners is consistent with the plan of liquidation and winding up of the business of Registrant. Following a sale of Fieldpointe, if consummated, Registrant intends to distribute the net proceeds to which it is entitled under the Carrollton Partnership’s partnership agreement to its limited and general partners, less a small reserve, in accordance with the terms and conditions of the Partnership Agreement. At such time, Registrant intends to dissolve. Due to the sale of The Westmont and the potential sale of Fieldpointe and Registrant’s plans to dissolve upon such sales and the winding up of the business of Registrant, certain assets and liabilities of the Carrollton Partnership are classified as held for sale in the accompanying consolidated balance sheets. Accordingly, the operations of the Operating Partnerships are reported as discontinued operations for the periods presented in the accompanying consolidated statements of operations. Such classification resulted in the cessation of recording depreciation of those assets as of January 1, 2006. However, as the dissolution of Registrant was not imminent as of December 31, 2007, the consolidated financial statements are presented assuming that Registrant will continue as a going concern.

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

Although Registrant generated cash from operations during the year ended December 31, 2007, cash and cash equivalents decreased by approximately $136,000 primarily as a result of distributions to the partners. Property and equipment (included in assets held for sale in the accompanying consolidated balance sheets) are no longer being depreciated, under accounting principles generally accepted in the United States of America, as a result of their classification as held for sale. Liabilities related to assets held for sale have decreased primarily as a result of principal payments on the Carrolton Partnership’s mortgage. Accounts payable and accrued expenses and due to general partners and affiliates have decreased in the ordinary course of operations.

Results of Operations

The consolidated statements of operations in the accompanying financial statements are presented based on the determination that Fieldpointe is held for sale as of December 31, 2007 and 2006 and that The Westmont was held for sale as of December 31, 2005 (and therefore reflect the operating activity of the Operating Partnerships as discontinued operations). Registrant intends to dissolve upon the sale of Fieldpointe; however, there is no assurance that Fieldpointe will ultimately be sold pursuant to the plan. Accordingly, the consolidated results of operations are presented without effect to the presentation of discontinued operations.

Year Ended December 31, 2007

During the year ended December 31, 2007, the Carrollton Partnership’s operations resulted in net earnings of approximately $787,000, which includes financial expenses and amortization of approximately $568,000 and approximately $15,000, respectively. As noted above under Liquidity and Capital Resources, there is no depreciation expense for the year ended December 31, 2007 as a result of the property and equipment of the Carrollton Partnership being classified as held for sale as of December 31, 2005. Accordingly, the Carrollton Partnership generated earnings from operating activities prior to financial expenses and amortization of approximately $1,370,000. Mortgage principal payments during 2007 for the Carrollton Partnership were approximately $208,000. After considering the mandatory mortgage principal payments and required deposits to mortgage escrows, among other things, the Carrollton Partnership generated cash flow of approximately $571,000 during year ended December 31, 2007; such amount represents primarily cash flow from discontinued operations. There can be no assurance that the level of cash flow generated by the Carrollton Partnership during the year ended December 31, 2007 will continue in future periods.

Considering the sale of The Westmont in July 2006, results of discontinued operations for the year ended December 31, 2007 have changed significantly as compared to the year ended December 31, 2006. For continuing operations, interest revenue decreased for the year ended December 31, 2007 as compared to the year ended December 31, 2006 primarily as a result of interest earned on the sales proceeds of The Westmont in 2006. Columbia Partnership incurred a loss of approximately $46,000 prior to its dissolution in 2007.

As of December 31, 2007, the occupancy of Fieldpointe was approximately 98%. In the event a sale of Fieldpointe does not take place, the future operating results of such Complex will be extremely dependent on market conditions and therefore may be subject to significant volatility.

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

During the year ended December 31, 2006, the Carrollton Partnership’s operations resulted in net earnings of approximately $649,000, which includes financial expenses and amortization of approximately $581,000 and approximately $15,000, respectively. As noted above under Liquidity and Capital Resources, there is no depreciation expense for the year ended December 31, 2006 as a result of the property and equipment of the Carrollton Partnership being classified as held for sale as of December 31, 2005. Accordingly, the Carrollton Partnership generated earnings from operating activities prior to financial expenses and amortization of approximately $1,245,000. Mortgage principal payments during 2006 for the Carrollton Partnership were approximately $196,000. After considering the mandatory mortgage principal payments and required deposits to mortgage escrows, among other things, the Carrollton Partnership generated cash flow of approximately $447,000 during year ended December 31, 2006; such amount represents primarily cash flow from discontinued operations.

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

Year Ended December 31, 2005

During 2005, the Columbia Partnership's and the Carrollton Partnership's operations resulted in net income of approximately $411,000 and approximately $305,000, respectively. The Columbia Partnership's income includes financial expenses and depreciation and amortization of approximately $1,368,000 and approximately $1,175,000, respectively, while the Carrollton Partnership's income includes financial expenses and depreciation and amortization of approximately $593,000 and approximately $409,000, respectively. Accordingly, the Columbia Partnership and the Carrollton Partnership generated income from operating activities prior to financial expenses and depreciation and amortization of approximately $2,954,000 and approximately $1,307,000, respectively. Mortgage principal payments during 2005 for the Columbia Partnership and the Carrollton Partnership were approximately $436,000 and approximately $184,000, respectively. After considering the respective mandatory mortgage principal payments and required deposits to restricted reserves, among other things, the Complexes generated combined cash flow of approximately $1,592,000 during 2005; such amount represents primarily cash flow from discontinued operations.

Results of operations for the year ended December 31, 2005 reflect improvement as compared to the year ended December 31, 2004. Rental revenue is higher in 2005 as compared to 2004 primarily as a result of higher average occupancy of The Westmont. Administrative and management expenses have increased in part as a result of costs incurred by Registrant in connection with various tender offers for Registrant’s units in 2005. The weighted average interest rate on the Columbia Partnership’s first mortgage was approximately 2.38% in 2005 as compared to approximately 1.12% in 2004. As of December 31, 2005, the occupancy of Fieldpointe was approximately 99% and the occupancy of The Westmont was approximately 100% as to residential units and approximately 88% as to commercial space.

Inflation

Inflation is not expected to have a material adverse impact on Registrant's operations.

Critical Accounting Policies and Estimates

The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), which requires Registrant to make certain estimates and assumptions. A summary of significant accounting policies is provided in Note 1 to the consolidated financial statements. The following section is a summary of certain aspects of those accounting policies that may require subjective or complex judgments and are most important to the portrayal of Registrant’s financial condition and results of operations. Registrant believes that there is a low probability that the use of different estimates or assumptions in making these judgments would result in materially different amounts being reported in the consolidated financial statements.

Registrant records its real estate assets at cost less accumulated depreciation and, if there are indications that impairment exists, adjusts the carrying value of those assets in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." See discussion under Liquidity and Capital Resources above regarding the disposition of The Westmont and the possible disposition of Fieldpointe. Under SFAS No. 144, the long-lived assets of the Carrollton Partnership are classified as held for sale as of December 31, 2007 and 2006 (and those of the Columbia Partnership were classified as such as of December 31, 2005) and are measured at the lower of their carrying amount or fair value less cost to sell. Once classified as held for sale, depreciation of the assets is not recorded. The accompanying consolidated statements of operations for the years ended December 31, 2007 and 2006 do not include any depreciation, while the statement for the year ended December 31, 2005 includes a full year of depreciation.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements. Accordingly, SFAS 157 does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after December 15, 2007. Registrant plans to adopt SFAS 157 beginning January 1, 2008. Registrant is currently assessing what impact, if any, the adoption of SFAS 157 will have on its financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 provides entities with an option to report selected financial assets and liabilities at fair value. Furthermore, SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Registrant is currently evaluating the impact of SFAS 159 on its financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition); establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; requires expensing of most transaction and restructuring costs; and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination. SFAS 141(R) applies to all transactions or other events in which Registrant obtains control of one or more businesses, including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration, for example, by contract alone or through the lapse of minority veto rights. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009. Registrant does not anticipate that the adoption of SFAS 141(R) will have a material impact on its financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”). SFAS 160 requires reporting entities to present noncontrolling (minority) interests as equity (as opposed to as a liability or mezzanine equity) and provides guidance on the accounting for transactions between an entity and noncontrolling interests. SFAS 160 applies prospectively as of January 1, 2009, except for the presentation and disclosure requirements which will be applied retrospectively for all periods presented. Registrant is currently evaluating the impact of SFAS 160 on its financial statements.

Contractual Obligations

As of December 31, 2007, Registrant has the following contractual obligations (payments due by period):

	Total	< 1 year	1 - 3 years	3 - 5 years	> 5 years

Mortgage Payable	$14,737,800	$730,800	$1,461,600	$1,461,600	$11,083,800

Off - Balance Sheet Arrangements

None

Item 7A  Quantitative and Qualitative Disclosures about Market Risk

None

Item 8  Financial Statements and Supplementary Data

Set forth in the financial statements listed on page F-2 is the financial information required in response to Item 8. Such financial statements and schedules appear on pages F-1 to F-19 and are incorporated herein by reference.

Item 9  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed by Registrant in reports that Registrant files or submits under the Exchange Act is recorded, processed, summarized and timely reported as provided in SEC rules and forms. Registrant periodically reviews the design and effectiveness of its disclosure controls and procedures, including compliance with various laws and regulations that apply to its operations. Registrant makes modifications to improve the design and effectiveness of its disclosure controls and procedures, and may take other corrective action, if its reviews identify a need for such modifications or actions. In designing and evaluating the disclosure controls and procedures, Registrant recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Registrant has carried out an evaluation, under the supervision and the participation of its management, including the Chief Executive Officer and Chief Financial Officer of WRRC, one of Registrant’s general partners, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of the year ended December 31, 2007. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of WRRC concluded that Registrant’s disclosure controls and procedures were effective as of December 31, 2007.

Item 9A(T) Management’s Annual Report on Internal Control over Financial Reporting

Registrant is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer of WRRC, Registrant conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, management has concluded that Registrant’s internal control over financial reporting was effective as of December 31, 2007.

This Annual Report does not include an attestation report of Registrant’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by Registrant’s independent registered public accounting firm pursuant to temporary rules of the SEC that permit Registrant to provide only management’s report in this Annual Report on Form 10-K.

There were no changes in Registrant’s internal control over financial reporting during the three months ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, Registrant’s internal control over financial reporting.

Item 9B Other Information

None

PART III

Item 10 Directors and Executive Officers of the Registrant

Registrant has no directors or executive officers.

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

The WRRC General Partner

The directors and certain officers of the WRRC General Partner are set forth below:

Name	Age	Office

Richard Paul Richman	60	President and Director

Robert H. Wilder, Jr.	62	Executive Vice President and Director

Neal Ludeke	49	Treasurer

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

The AIMCO General Partner

Certain officers of Real Estate Equity Partners Inc. are set forth below.

Name	Age	Office

Thomas M. Herzog	45	Chief Executive Officer and President

Jeffrey W. Adler	45	Executive Vice President and Director

David Robertson	42	Executive Vice President and Director

Mr. Herzog has served as President and Chief Executive Officer of Real Estate Equity Partners Inc. since October 2007. Mr. Herzog was appointed Executive Vice President of AIMCO in July 2005 and Chief Financial Officer of AIMCO in November 2005. In January 2004, Mr. Herzog joined AIMCO as Senior Vice President and Chief Accounting Officer. Prior to joining AIMCO, Mr. Herzog was at GE Real Estate, serving as Chief Accounting Officer & Global Controller from June 2002 to January 2004 and as Chief Technical Advisor from March 2000 to June 2002. Prior to joining GE Real Estate, Mr. Herzog was at Deloitte & Touche LLP from 1990 until 2000.

Mr. Adler is Executive Vice President and Director of Real Estate Equity Partners Inc. Mr. Adler was appointed Executive Vice President and Chief Property Operations Officer of AIMCO in December 2007, focusing on customer knowledge, branding, Internet, process and automation. Previously, he served as Executive Vice President - Conventional Property Operations of AIMCO from February 2004 until December 2007. Mr. Adler joined AIMCO in January 2002 as Senior Vice President of Risk Management and added the responsibility of Senior Vice President, Marketing in November 2002.

Mr. Robertson is Executive Vice President and Director of Real Estate Equity Partners Inc. and served as its President and Chief Executive Officer until October 2007. Mr. Robertson has been Executive Vice President of AIMCO since February 2002, President and Chief Executive Officer of AIMCO Capital since October 2002 and Chief Investment Officer of AIMCO since March 2007. Since February 1996, Mr. Robertson has been Chairman of Robeks Corporation, a 150-unit privately held chain of specialty food stores.

The A/WRRC General Partner

The directors and officers of the A/WRRC General Partner are as follows:

Name	Office

Terry Considine	President and Director

Richard Paul Richman	Executive Vice President, Secretary, Treasurer and Director

Terry Considine, 60, is President and Director of the A/WRRC General Partner. Mr. Considine has been Chairman of the Board and Chief Executive Officer of AIMCO since July 1994. Mr. Considine also serves as Chairman and Chief Executive Officer of American Land Lease, Inc., a publicly held real estate investment trust. Mr. Considine devotes substantially all of his time to his responsibilities at AIMCO.

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

Item 11 Executive Compensation

Registrant is not required to pay the officers, directors or partners of the General Partners any direct compensation and no such compensation was paid during the fiscal year ended December 31, 2007 or during the prior two fiscal years.

Item 12 Security Ownership of Certain Beneficial Owners and Management

a) As of December 31, 2007, affiliates of MacKenzie Patterson Fuller, Inc. (“MacKenzie”), with the address 1640 School Street, Moraga, CA 94556, own 133,580 Units, representing approximately 13.6% of the outstanding Units of limited partnership interest. Other than MacKenzie, no person or entity, other than affiliates of the General Partners discussed below, was known by Registrant to be the beneficial owner of more than five percent of the Units.

b) Security ownership by the General Partners is as follows:

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Outstanding General Partners' Interest*

General	Real Estate Equity	$3.33	33.3%
Partners'	Partners L.P.

Interest in
Secured Income L.P.	Wilder Richman	$3.33	33.3%
	Resources Corporation

	WRC-87A Corporation	$3.34	33.4%

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

Affiliates of Real Estate Equity Partners L.P. own 228,286 Units, representing approximately 23.2% of the outstanding Units of limited partnership interest as follows: AIMCO Bethesda Acquisition Holdings, Inc. - 225,786 and Market Ventures, LLC - 2,500. The address of these entities is 4582 S. Ulster St. Parkway, Suite 1100, Denver, Co 80237.

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

The General Partners and their affiliates are entitled to receive certain compensation, fees and reimbursements of expenses. Registrant incurred $98,437 in connection with investor services payable to an affiliate of certain General Partners for the year ended December 31, 2007. Information regarding such compensation is set forth under the heading "Compensation And Fees To General Partners And Affiliates" at pages 13 through 19 of the Prospectus, which is incorporated herein by reference.

The financial interests in Registrant of the General Partners and Special Limited Partner are set forth under the heading "Profits, Losses and Distributions" at pages 64 through 67 of the Prospectus, which is incorporated herein by reference.

The taxable loss generated by Registrant during the year ended December 31, 2007 allocated to the General Partners, in the aggregate, was approximately $12,000.

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

Transactions with Affiliates of Management

WRMC, Inc. ("WRMC"), an affiliate of certain General Partners, was the managing agent of Fieldpointe in 2007. In connection with these services, WRMC earned management and reporting fees of $104,607 in 2007.

LaMere Associates, Inc. (“LaMere”), an insurance agency affiliate of certain General Partners, provided insurance brokerage services in connection with certain insurance coverage provided to Fieldpointe in 2007. In connection with such insurance coverage, Carrollton incurred $110,428 in premiums for the year ended December 31, 2007.

Indebtedness of Management

No officer or director of the General Partners or any affiliate of the foregoing was indebted to Registrant at any time during the fiscal year ended December 31, 2007.

Item 14. Principal Accountant Fees and Services

Registrant’s independent registered public accounting firm billed Registrant the following fees for professional services rendered in the years ended December 31, 2007 and 2006:

	2007	2006

Audit Fees	$30,000	$24,000
Audit-Related Fees	—	$4,990
Tax Fees	$4,000	$2,500
All Other Fees	—	—

Audit fees consist of fees for the annual audit and review of Registrant’s financial statements and assistance with and review of documents filed with the SEC. Audit related fees were incurred for services provided in connection with the disposition and potential disposition of The Westmont and Fieldpointe, respectively. Tax fees generally represent fees for annual tax return preparation. There were no other accounting fees incurred by Registrant in 2007 and 2006.

The audit committee has adopted a set of pre-approval policies and procedures under which, pursuant to the requirements of the Sarbanes-Oxley Act of 2002, all audit and permitted non-audit services to be performed by the independent registered public accounting firm require pre-approval by the audit committee.

The audit committee approved all 2007 and 2006 principal accountant fees and services.

PART IV

Item 15 Exhibits and Financial Statement Schedules

(a) 1	Financial Statements - The list of Financial Statements appears on page F-2.

2	Schedules - All schedules are omitted because the required information is inapplicable or it is presented in the consolidated financial statements or the notes thereto.

3	Exhibits:

3(A)
Form of Amended and Restated Agreement of Limited Partnership of Secured Income L.P., incorporated by reference to Exhibit A to the Prospectus contained in Registrant’s Registration Statement on Form S-11 (No. 33-9602) (the "Form S-11").

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

10(N)	Amendment of Partnership Agreement of Columbia Partnership dated May 27, 1993, incorporated by reference to form 10-K for fiscal year ended December 31, 1993.

10(O)	Amendment of Guaranty Agreement of Columbia Partnership dated May 27, 1993, incorporated by reference to form 10-K for fiscal year ended December 31, 1993.

10(P)	Columbia Partnership Financing Agreement dated May 27, 1993, incorporated by reference to form 10-K for fiscal year ended December 31, 1993.

10(Q)	Carrollton Partnership Assignment and Modification of Deed of Trust dated August 30, 1993, incorporated by reference to Form 10-K for fiscal year ended December 31, 1993.

10(R)	Columbia Partnership Assignment and Intercreditor Agreement dated as of June 1, 2000.

10(S)	Columbia Partnership Mortgage Note dated as of June 1, 2000.

10(T)	Columbia Partnership Multifamily Note (Multistate) dated as of June 1, 2000.

10(U)	Executed Agreement of Purchase and Sale of The Westmont dated January 26, 2006, incorporated by reference to Form 10-K for the fiscal year ended December 31, 2006.

10(V)	First Amendment to Purchase and Sale Agreement of The Westmont dated February 8, 2006, incorporated by reference to Form 10-K for the fiscal year dated December 31, 2005.

(24)	Power of Attorney, incorporated by reference to Exhibit 25 of Form S-11.

(27)	Financial Data Schedule.

(28)	Market Analysis dated February 1, 1985 of REDE Associates, incorporated by reference to Exhibit 28 of Form S-11.

(31.1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.**

(31.2)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.**

(32.1)	Section 1350 Certification of Chief Executive Officer.**

(32.2)	Section 1350 Certification of Chief Financial Officer.**

**Filed herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized on the 15th day of April 2008.

SECURED INCOME L.P.

By: Wilder Richman Resources Corporation, General Partner

By: /s/ Richard Paul Richman
Richard Paul Richman - Chief Executive Officer

By: /s/ Neal Ludeke
Neal Ludeke - Chief Financial Officer

By: WRC-87A Corporation, General Partner

By: /s/ Richard Paul Richman
Richard Paul Richman - Executive Vice President and Treasurer

CONSOLIDATED FINANCIAL STATEMENTS AND
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

SECURED INCOME L.P. AND SUBSIDIARIES

DECEMBER 31, 2007, 2006 AND 2005

SECURED INCOME L.P. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
Secured Income L.P.

We have audited the consolidated balance sheets of Secured Income L.P. and Subsidiaries (the “Partnership”) as of December 31, 2007 and 2006 and the related consolidated statements of operations, partners’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2007. These consolidated financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Secured Income L.P. and Subsidiaries as of December 31, 2007 and 2006 and the results of their operations, changes in their partners’ equity (deficit) and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/ Reznick Group, P.C.
Bethesda, Maryland
April 14, 2008

SECURED INCOME L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2007 AND 2006

	Notes	2007	2006
ASSETS

Cash and cash equivalents	10,11	$1,748,610	$1,884,450
Restricted assets and funded reserves	6,7,11	673,182	621,928
Accounts receivable	11	5,678	30,715
Prepaid expenses		170,539	174,442
Intangible assets, net of accumulated amortization	5	31,220	37,464
Assets held for sale	3,4	4,481,435	4,450,674

		$7,110,664	$7,199,673
LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities
Accounts payable and accrued expenses		$88,699	$149,044
Due to general partners and affiliates	6	18,365	88,016
Liabilities related to assets held for sale	3,7	8,592,152	8,800,206

		8,699,216	9,037,266
Commitments and contingencies	7,8,10

Partners' equity (deficit)	9
Limited partners (984,369 units issued and outstanding)		2,191,931	1,943,182
General partners		(3,780,483)	(3,780,775)

		(1,588,552)	(1,837,593)

		$7,110,664	$7,199,673

See notes to consolidated financial statements.

SECURED INCOME L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

	Notes	2007	2006	2005

OPERATIONS

REVENUE

Interest		$63,259	$266,325	$73,656

EXPENSES

Administration and management		157,200	161,131	180,578
Amortization		6,244	18,872	31,500

TOTAL EXPENSES		163,444	180,003	212,078

INCOME (LOSS) FROM CONTINUING
OPERATIONS		(100,185)	86,322	(138,422)

DISCONTINUED OPERATIONS	2,3

REVENUE

Rental		2,583,523	5,840,791	8,443,013
Other		88,291	102,784	111,435

TOTAL REVENUE		2,671,814	5,943,575	8,554,448

EXPENSES

Administration and management	8	400,608	685,297	854,535
Operating and maintenance		526,908	1,181,372	1,537,744
Taxes and insurance		451,706	1,319,443	1,944,917
Financial	7	568,054	1,427,301	1,961,500
Depreciation and amortization	4,5	15,471	64,159	1,584,665

TOTAL EXPENSES		1,962,747	4,677,572	7,883,661

INCOME FROM DISCONTINUED OPERATIONS BEFORE GAIN ON SALE OF PROPERTY AND MINORITY INTEREST		709,067	1,266,003	671,087

GAIN ON SALE OF PROPERTY	2		66,879,530

MINORITY INTEREST			(10,032,338)

INCOME FROM DISCONTINUED OPERATIONS		709,067	58,113,195	671,087

NET INCOME		$608,882	$58,199,517	$532,665

NET INCOME ATTRIBUTABLE TO

General partners	9	$6,089	$581,995	$5,327
Limited partners	9	602,793	57,617,522	527,338

		$608,882	$58,199,517	$532,665

—continued—

SECURED INCOME L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

	2007	2006	2005

NET INCOME ALLOCATED PER UNIT
OF LIMITED PARTNERSHIP INTEREST	$.61	$58.53	$.54

NET INCOME (LOSS) FROM CONTINUING
OPERATIONS ALLOCATED PER
UNIT OF LIMITED PARTNERSHIP
INTEREST	$(.10)	$.09	$(.14)

NET INCOME FROM DISCONTINUED
OPERATIONS ALLOCATED PER
UNIT OF LIMITED PARTNERSHIP
INTEREST	$.71	$58.44	$.68

Weighted number of units outstanding	984,369	984,369	984,369

See notes to consolidated financial statements.

SECURED INCOME L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

		Limited	General
	Total	partners	partners

Partners' deficit, December 31, 2004	$(13,691,248)	$(12,003,510)	$(1,687,738)

Distributions to partners	(1,621,173)	(1,574,990)	(46,183)

Net income	532,665	527,338	5,327

Partners' deficit, December 31, 2005	(14,779,756)	(13,051,162)	(1,728,594)

Distributions to partners	(45,257,354)	(42,623,178)	(2,634,176)

Net income	58,199,517	57,617,522	581,995

Partners' equity (deficit), December 31, 2006	(1,837,593)	1,943,182	(3,780,775)

Distributions to partners	(359,841)	(354,044)	(5,797)

Net income	608,882	602,793	6,089

Partners' equity (deficit), December 31, 2007	$(1,588,552)	$2,191,931	$(3,780,483)

See notes to consolidated financial statements.

SECURED INCOME L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

	2007	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES

Net income	$608,882	$58,189,517	$532,665

Adjustments to reconcile net income to net cash
provided by operating activities
Depreciation and amortization	21,715	83,031	1,616,165
Gain on sale of property		(66,879,530)
Minority interest		10,032,338
Write-off of unamortized intangible assets		1,329,849
Decrease (increase) in restricted assets
and funded reserves	(51,254)	1,375,152	(866,442)
Decrease (increase) in tenant security deposits	(46,232)	483,239	(25,807)
Decrease (increase) in accounts receivable	25,037	(584)	(8,436)
Decrease in prepaid expenses	3,903	41,838	675,720
Decrease in accounts payable and accrued expenses	(60,345)	(107,858)	(13,981)
Increase (decrease) in tenant security deposits payable	(302)	(488,364)	29,247
Increase (decrease) in due to general partners and affiliates	(42,397)	42,397	(4,625)
Decrease in deferred revenue		(56,782)	(11,954)

Net cash provided by operating activities	459,007	4,054,243	1,922,522

CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds from sale of property, net of closing and related costs		57,048,852
Receipt of amount due from affiliate			28,677
Capital expenditures		(4,508)	(99,130)

Net cash provided by (used in) investing activities		57,044,344	(70,453)

CASH FLOWS FROM FINANCING ACTIVITIES

Mortgage principal payments	(207,752)	(6,751,978)	(620,228)
Distributions to minority interest	(27,254)	(10,005,084)
Distributions to partners	(359,841)	(45,257,354)	(1,621,173)

Net cash used in financing activities	(594,847)	(62,014,416)	(2,241,401)

NET DECREASE IN CASH AND
CASH EQUIVALENTS	(135,840)	(915,829)	(389,302)

Cash and cash equivalents at beginning of year	1,884,450	2,800,279	3,189,581

CASH AND CASH EQUIVALENTS AT END OF YEAR	$1,748,610	$1,884,450	$2,800,279

—continued—

SECURED INCOME L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

	2007	2006	2005

SIGNIFICANT NONCASH INVESTING AND FINANCING
ACTIVITIES AND SUPPLEMENTAL INFORMATION

Financial expenses paid	$568,992	$2,695,661	$1,962,434

Mortgage assumed by buyer upon sale of property		$24,200,000

Distributions payable to minority interest		$27,254

CASH FLOWS FROM DISCONTINUED OPERATIONS

Net cash provided by operating activities	$636,204	$4,897,059	$2,060,591

Net cash provided by (used in) investing activities		$57,044,344	$(70,453)

Net cash used in financing activities	$(616,830)	$(52,971,356)	$(1,852,151)

The amounts reflected above under cash flows from discontinued operations are included in the consolidated statements of cash flows as presented on page F-8.

See notes to consolidated financial statements.

SECURED INCOME L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005

Note 1 - Organization and Summary of Significant Accounting Policies

Secured Income L.P. (the "Partnership"), was formed on October 10, 1986 under the Revised Uniform Limited Partnership Act of the State of Delaware for the purpose of acquiring real estate limited partner interests. The Partnership filed a Form S-11 registration statement with the Securities and Exchange Commission effective March 5, 1987 covering an offering of up to 2,500,000 limited partnership units at $20 per unit. The admission of limited partners occurred on October 9, 1987 (at which time operations commenced), December 18, 1987 and April 12, 1988.

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

In July 2006, Columbia sold The Westmont for a price of $87,750,000; the Partnership made distributions to its partners in 2006 from proceeds received in connection with such sale. Since April 2006, Carrollton has entered into three Agreements of Purchase and Sale to sell Fieldpointe at gross prices (before brokerage commissions and other selling costs) ranging from $25,500,000 to $27,100,000; however, on each occasion, the purchaser did not consummate the transaction. With the passage of time and apparent softening of purchase prices in the market, especially as a result of the decline in the condominium conversion market, the Carrollton general partners felt it was desirable to obtain an independent appraisal of the property. The appraisal estimated a market value for the property of approximately $24,500,000 (before any reduction for brokerage commissions and other selling costs). Carrollton has also obtained a Phase I environmental report, an updated survey, and title commitment in contemplation of providing a due diligence package to prospective purchasers in order to provide incentive for the purchase process. Although the market has softened and has caused a considerably longer time frame to consummate a sale of Fieldpointe than was originally anticipated, it remains management’s intention to sell the property. There can be no assurance that a sale will be completed. The disposition of The Westmont and the intention to dispose of Fieldpointe (collectively, the “Complexes”) by their respective owners is consistent with a plan of liquidation and winding up of the business of the Partnership, which plan was enacted in 2006. Following a sale of Fieldpointe, if consummated, the Partnership intends to distribute the net proceeds to which it is entitled under the Carrollton partnership agreement to its limited and general partners, in accordance with the terms and conditions of the Partnership’s limited partnership agreement (the “Partnership Agreement”). At such time, the Partnership intends to dissolve. The recent appraisal of Fieldpointe indicates that the carrying amount of the associated long-lived assets is recoverable based on applying the standard accounting tests for impairment. Due to the sale of The Westmont and the potential sale of Fieldpointe and the Partnership’s plans to dissolve upon such sales and the winding up of the business of the Partnership, certain assets and liabilities of Carrollton are classified as held for sale in the accompanying consolidated balance sheets. Accordingly, the operations of Columbia and Carrollton are reported as discontinued operations for current and prior periods in the accompanying consolidated statements of operations. That classification resulted in the cessation of recording depreciation of those assets as of January 1, 2006. However, as the dissolution of the Partnership was not imminent as of December 31, 2007, the consolidated financial statements are presented assuming that the Partnership will continue as a going concern. Columbia was dissolved during the year ended December 31, 2007.

SECURED INCOME L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2007, 2006 AND 2005

Note 1 - Organization and Summary of Significant Accounting Policies (continued)

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

Property, Equipment and Depreciation

The long-lived assets of Carrollton are classified as held for sale in the accompanying consolidated balance sheets and are measured at the lower of their carrying amount or fair value less cost to sell. Once classified as held for sale, recording of depreciation of the assets ceases. Land, buildings and improvements prior to December 31, 2005 had been carried at the lower of cost or net realizable value. Net realizable value represents the net cash flow necessary to recover costs exclusive of debt service. Depreciation was being provided for in amounts sufficient to relate the cost of buildings and improvements to operations over their estimated service lives by use of the straight-line method over a 25-year life. Personal property is carried at cost and was being depreciated over its estimated service life of 5-7 years using the straight-line method. Improvements are capitalized, while expenditures for maintenance and repairs are charged to expense as incurred. Upon disposal of depreciable property, the appropriate property accounts are reduced by the related costs and accumulated depreciation and the resulting gains or losses are reflected in the consolidated statements of operations.

Intangible Assets and Amortization

Mortgage costs are amortized over the terms of the respective loans using the effective interest method. Acquisition fees are amortized over the useful lives of the respective property and equipment using the straight-line method. Leasing costs were being amortized over the period of the applicable leases, which ranged from 5 to 12 years, using the straight-line method. As a result of the sale of The Westmont, certain unamortized intangible assets were charged to expense during the year ended December 31, 2006.

Impairment of Long-Lived Assets

In accordance with Statement of Financial Standard (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” long-lived assets, primarily property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. The Partnership does not perform a periodic assessment of assets for impairment in the absence of such information or indicators. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. For long-lived assets to be held and used, the Partnership recognizes an impairment loss only if its carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss based on the difference between the carrying amount and estimated fair value. See discussion above under Property, Equipment and Depreciation regarding the long-lived assets of Carrollton being classified as held for sale in the accompanying consolidated balance sheets as a result of the potential disposition of Fieldpointe.

Deferred Revenue

Deferred revenue consists of a fee received by Columbia for the extension of a parking garage lease that expires September 30, 2011. Such fee was being accreted to revenue over the lease term and was fully accreted in 2006 upon the sale of The Westmont.

Leases

Tenant leases are treated as operating leases. Rental revenue is reported when earned and amounts received in advance are deferred until earned.

SECURED INCOME L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2007, 2006 AND 2005

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

Net Income per Unit of Limited Partnership Interest

Net income per unit of limited partnership interest is calculated based upon the weighted average number of units outstanding, 984,369 for each of the years 2007, 2006 and 2005. Losses are allocated to the limited partners until such time as the limited partners' equity reaches zero as a result of loss allocations.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements. Accordingly, SFAS 157 does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after December 15, 2007. The Partnership plans to adopt SFAS 157 beginning January 1, 2008. The Partnership is currently assessing what impact, if any, the adoption of SFAS 157 will have on its financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 provides entities with an option to report selected financial assets and liabilities at fair value. Furthermore, SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Partnership is currently evaluating the impact of SFAS 159 on its financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition); establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; requires expensing of most transaction and restructuring costs; and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination. SFAS 141(R) applies to all transactions or other events in which the Partnership obtains control of one or more businesses, including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration, for example, by contract alone or through the lapse of minority veto rights. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009. The Partnership does not anticipate that the adoption of SFAS 141(R) will have a material impact on its financial statements.

SECURED INCOME L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2007, 2006 AND 2005

Note 1 - Organization and Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements (continued)

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”). SFAS 160 requires reporting entities to present noncontrolling (minority) interests as equity (as opposed to as a liability or mezzanine equity) and provides guidance on the accounting for transactions between an entity and noncontrolling interests. SFAS 160 applies prospectively as of January 1, 2009, except for the presentation and disclosure requirements which will be applied retrospectively for all periods presented. The Partnership is currently evaluating the impact of SFAS 160 on its financial statements.

Note 2 - Sale of The Westmont

In July 2006, Columbia sold The Westmont for a price of $87,750,000. After the payment of certain costs in connection with the closing including fees incurred to affiliates (see Note 8), a prepayment penalty in connection with the early payoff of the Columbia mortgages (see Note 7) and transfer taxes of $2,654,437, as well as the write-off of certain unamortized intangible assets (see Note 5), the Partnership recognized a gain on the sale of $66,879,530.

Note 3 - Assets Held for Sale and Liabilities Related to Assets Held for Sale

The following represents the detail of the assets of Carrollton that are classified as held for sale and the liabilities related to such assets in the accompanying consolidated balance sheets (see Note 1):

	2007	2006

ASSETS

Property and equipment, net of accumulated
depreciation	$4,015,253	$4,015,253
Tenant security deposits	172,095	125,863
Intangible assets, net of accumulated amortization	294,087	309,558

	$4,481,435	$4,450,674

LIABILITIES

Mortgage payable	$8,475,132	$8,682,884
Tenant security deposits payable	117,020	117,322

	$8,592,152	$8,800,206

SECURED INCOME L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2007, 2006 AND 2005

Note 4 - Property and Equipment

Property and equipment as of December 31, 2007 and 2006 are summarized as follows:

	2007	2006

Land	$1,226,061	$1,226,061
Buildings and improvements	9,743,449	9,743,449
Furniture and equipment	1,154,711	1,154,711

	12,124,221	12,124,221
Less accumulated depreciation	8,108,968	8,108,968

	$4,015,253	$4,015,253

Depreciation for the years ended December 31, 2007, 2006 and 2005 was $0, $0 and $1,498,376, respectively. Property and equipment is included in assets held for sale in the accompanying consolidated balance sheets (see Note 3). Once classified as held for sale, recording of depreciation of the assets ceases. Accordingly, the accompanying consolidated statements of operations for the years ended December 31, 2007 and 2006 include no depreciation while 2005 includes a full year of depreciation.

Note 5 - Intangible Assets

Intangible assets as of December 31, 2007 and 2006 are summarized as follows:

	2007	2006

Acquisition fees	$156,100	$156,100
Mortgage costs	624,486	624,486

	780,586	780,586
Less accumulated amortization	455,279	433,564

	$325,307	$347,022

Amortization for the years ended December 31, 2007, 2006 and 2005 was $21,715, $83,031 and $117,789, respectively. Intangible assets of $294,087 and $309,558 are included in assets held for sale in the accompanying consolidated balance sheets as of December 31, 2007 and 2006, respectively (see Note 3). Unamortized intangible assets of $1,329,849 were written off upon the sale of The Westmont during the year ended December 31, 2006 (see Note 2).

Note 6 - Restricted Assets and Funded Reserves

Restricted assets and funded reserves (see Note 7) as of December 31, 2007 and 2006 represent escrows held by Carrollton’s mortgage lender in the amount of $673,182 and $621,928, respectively.

SECURED INCOME L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2007, 2006 AND 2005

Note 7 - Mortgages Payable

Carrollton

Carrollton is obligated under the terms of a note in the original amount of $10,494,100, which note was financed through tax exempt revenue bonds issued by the City of Frederick, Maryland and is insured by the United States Department of Housing and Urban Development (“HUD”). The note bears interest at 6.09% with monthly payments of principal and interest of $60,900 due through maturity in February 2028. The note is collateralized by the underlying value of the real estate plus other amounts on deposit with the lender. Pursuant to agreements, Carrollton is required to make monthly escrow deposits for taxes, insurance and replacement of project assets, and is subject to restrictions as to operating policies, rental charges, operating expenditures and distributions to partners. The balance of the mortgage payable as of December 31, 2007 and 2006 is $8,475,132 and $8,682,884, respectively. Such amounts are included in liabilities related to assets held for sale in the accompanying consolidated balance sheets (see Note 3).

Columbia

Prior to the sale of The Westmont, Columbia was obligated under the terms of two mortgages for which the Federal Home Loan Mortgage Corporation ("Freddie Mac") is the credit enhancer. Credit enhancement was provided for $24.2 million in tax exempt bonds (the “First Mortgage”) and an $8.55 million conventional mortgage (the “Second Mortgage”) payable to Freddie Mac. The First Mortgage was scheduled to mature in July 2030 and required monthly payments of interest only until the maturity of the Second Mortgage (see below). After such maturity, a monthly principal reserve fund deposit was to be required in an amount to be determined at that time. The interest rate was based on a weekly variable low floater index, with a weighted average of approximately 3.31% in 2006 through the date of sale of The Westmont (see Note 2) and approximately 2.38% in 2005. In connection with the First Mortgage, the Columbia Partnership purchased an interest rate cap, such that the rate could not exceed 6.54% through June 1, 2006. In addition to the interest expense and tax and insurance escrows, monthly payments included the credit enhancement fee and are included in financial expenses in the accompanying consolidated statements of operations for the years ended December 31, 2006 and 2005.

The Second Mortgage bore interest at 8.07% and required monthly principal and interest payments of $82,054 through the scheduled maturity in July 2015. The Columbia mortgages were assumed by the buyer or paid off in connection with the sale of the property and Columbia incurred a prepayment penalty of $1,220,545.

Aggregate annual mandatory maturities on the Carrollton Mortgage as of December 31, 2007 are as follows:

2007	$220,763
2008	234,589
2009	249,281
2010	264,893
2011	281,483
Thereafter	7,224,123

$8,475,132

The carrying amount of the mortgage approximates fair value.

SECURED INCOME L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2007, 2006 AND 2005

Note 8 - Transactions with Affiliates

Due to general partners and affiliates as of December 31, 2007 and 2006 consists of certain payables as follows:

	2007	2006

Investor services fee	$18,365	$58,401
Columbia minority interest owners		27,254
Due to a general partner		2,361

	$18,365	$88,016

The management agent for Fieldpointe is an affiliate of two of the general partners and one of the Carrollton general partners. The management agent is entitled to property management fees equal to 4% of residential income collected. In addition, the management agent is entitled to a reporting fee of $5 per unit per month for bookkeeping and reporting services. The maximum annual management and reporting fees may not exceed 5% of gross collections. Such fees of $119,727, $118,348 and $115,166 were charged to operations for the years ended December 31, 2007, 2006 and 2005, respectively.

The management agent for The Westmont is an affiliate of one of the Columbia general partners and received property management fees calculated at 3% of rental income for the years ended December 31, 2006 and 2005. The charges to operations amounted to $108,375 and $178,718 for the years ended December 31, 2006 and 2005, respectively.

An affiliate of two of the general partners provides investor services for which it receives an amount equal to .5% of the gross proceeds from the offering of Partnership units; the Partnership incurred $98,437 for each of the three years ended December 31, 2007.

A shareholder of two of the general partners provided debt financing for the capitalization of LaMere Associates, Inc. (“LaMere”), an insurance agency. In connection with such debt financing, the shareholder received 20% of the stock of LaMere. LaMere provided insurance brokerage services in connection with property, workers compensation, liability, fidelity bond, auto and umbrella insurance coverage provided to Carrollton. In connection with such insurance coverage, Carrollton incurred $110,428, $109,896 and $94,409 in premiums for the years ended December 31, 2007, 2006 and 2005, respectively.

The minority interest owners in Columbia were due $27,254 as of December 31, 2006 in connection with the sale of The Westmont. Such amount is included in due to general partners and affiliates in the accompanying consolidated balance sheet as of December 31, 2006 and was repaid during the year ended December 31, 2007.

In connection with the sale of The Westmont, one of the general partners received a disposition fee of $904,325 in accordance with the terms of the Partnership Agreement. Also in connection with the sale, an affiliate of the Columbia general partners received a $250,000 fee for services rendered in accordance with the terms of the Columbia Partnership’s partnership agreement.

When the sales proceeds were distributed by Columbia, $2,371 that should have been distributed to Columbia’s special limited partner, which entity is also a general partner of the Partnership, was distributed to the Partnership. Such amount is included in due to general partners and affiliates in the accompanying consolidated balance sheet as of December 31, 2006 and was repaid during the year ended December 31, 2007.

During the year ended December 31, 2004, Columbia distributed $28,677 to its general partners, which amount should have been distributed to the Partnership. Such amount was repaid during the year ended December 31, 2005.

SECURED INCOME L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2007, 2006 AND 2005

Note 9 - Partners' Equity (Deficit)

Partnership Allocation

Profits and losses of the Partnership are allocated 1% and 99% to the general partners and limited partners, respectively, until such time as the limited partners' capital reaches zero as a result of loss allocations, after which all losses are allocated to the general partners.

Partnership Distributions

In accordance with the respective partnership agreements, to the extent that Carrollton and Columbia generate net operating cash flow in any year at a level sufficient, when distributed to the Partnership, to enable the Partnership to satisfy the allocable portion of the limited partners' 8% preferred return for such year without utilizing amounts generated from guaranteed investment contracts (the last of which matured in January 1998), the excess amounts generated from the guaranteed investment contracts would be paid or distributed to the general partners of Carrollton and/or Columbia, whichever generate(s) such level(s) of operating cash flow. No such excess distributions were generated during the term of the guaranteed investment contract periods. The distributions in connection with the sale of The Westmont included a full return of Unit holders’ invested capital, originally $20.00 per Unit, and an additional distribution made on or about April 4, 2007 resulted in the limited partners being paid at an annualized rate of 8% through August 4, 2006, the date Unit holders received the return of their invested capital. The Partnership made distributions to the limited partners of approximately 8% for the year ended December 31, 2005.

Note 10 - Commitments and Contingencies

Lender Restrictions and Requirements

Carrollton is subject to various financing requirements and restrictions, including (i) the rental of not less than 20% of the dwelling units to individuals or families who qualify as low or moderate income tenants; (ii) restrictions on the sale of the apartment complex; and (iii) restrictions on the amount of cash flow which may be distributed to its partners.

Concentration of Credit Risk

The Partnership and Carrollton maintain their cash and tenant security deposit balances in two financial institutions. The financial institutions are insured by the Federal Deposit Insurance Corporation and the Securities Investor Protection Corporation up to certain prescribed levels. At times, these balances may exceed the insurance limits; however, the Partnership and Carrollton have not experienced any losses with respect to their deposit balances in excess of the insurance limits.

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

The estimated fair values of the Partnership’s financial instruments as of December 31, 2007 and 2006 are disclosed elsewhere in the consolidated financial statements.

SECURED INCOME L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2007, 2006 AND 2005

Note 12 - Reconciliation of Financial Statement Income to Taxable Income (Loss)

A reconciliation of the financial statement net income to the income tax income (loss) of the Partnership for the years ended December 31, 2007, 2006 and 2005 is as follows:

	2007	2006	2005

Financial statement net income	$608,882	$58,199,517	$532,665

Difference in gain on sale of property/write-off of
remaining investment balance in Columbia	(1,531,210)	10,616,554	—

Depreciation recorded for tax purposes after cessation
of depreciation for financial reporting	(21,799)	(201,597)	—

Difference in depreciation for income tax purposes
based on estimated useful life	—	—	229,326

Excess depreciation for financial reporting
purposes due to purchase accounting treatment, net of
excess tax depreciation resulting from a step-up in basis	(34,656)	(144,401)	356,906

Deferred revenue	—	(51,287)	(11,954)

Payment of related party expense items not
deductible until paid for tax purposes
under Internal Revenue Code Section 267	(40,036)	40,036	18,363

Amounts allocated to other partners of
Carrollton and Columbia and other	(11,056)	(12,479,856)	(25,911)

Income (loss) as shown on tax return	$(1,029,875)	$55,978,966	$1,099,395

SECURED INCOME L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2007, 2006 AND 2005

Note 13 - Quarterly Financial Information (unaudited)

The following is a summary of results of operations for each of the four quarters for the years indicated:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2007

Total revenue	$689,383	$678,503	$682,347	$684,840

Income (loss) from continuing
operations	(26,425)	(40,723)	(34,316)	1,279

Net income	166,196	148,855	152,023	141,808

Net income per unit of limited
partnership interest	.17	.15	.15	.14

2006

Total revenue	$2,185,432	$2,203,339	$1,124,639	$696,490

Income (loss) from continuing
operations	(35,366)	(1,150)	145,949	(23,111)

Gain (loss) on sale of property	-	-	67,077,364	(197,834)

Minority interest	-	-	(10,005,084)	(27,254)

Net income (loss)	492,707	597,735	57,263,587	(154,512)

Net income (loss) per unit of
limited partnership interest	.50	.60	57.59	(.16)