Form 10-Q
period 2008-03-31
SECURED INCOME L P
filed 2008-05-15
CIK 804217

SECURITIES AND EXCHANGE COMMISSION
Washington, DC
_________________________

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Yes ☐ No ☒

As of May 15, 2008, there were 984,369 units of limited partnership interest outstanding.

SECURED INCOME L.P. AND SUBSIDIARIES

Part I - Financial Information

SECURED INCOME L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2008	2007

ASSETS

Cash and cash equivalents	$1,918,445	$1,748,610
Restricted assets and funded reserves	775,299	673,182
Accounts receivable	2,504	5,678
Prepaid expenses	78,262	170,539
Intangible assets, net of accumulated amortization	29,659	31,220
Assets held for sale	4,476,807	4,481,435

	$7,280,976	$7,110,664

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

Accounts payable and accrued expenses	$113,261	$88,699
Due to general partners and affiliates	42,974	18,365
Liabilities related to assets held for sale	8,543,643	8,592,152

	8,699,878	8,699,216

Partners' equity (deficit)

Limited partners	2,359,885	2,191,931
General partners	(3,778,787)	(3,780,483)

	(1,418,902)	(1,588,552)

	$7,280,976	$7,110,664

See notes to consolidated financial statements.

SECURED INCOME L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(Unaudited)
	2008	2007
OPERATIONS

REVENUE

Interest	$9,062	$17,953

EXPENSES

Administrative and management	39,150	42,817
Amortization	1,561	1,561

TOTAL EXPENSES	40,711	44,378

LOSS FROM CONTINUING OPERATIONS	(31,649)	(26,425)

DISCONTINUED OPERATIONS

REVENUE

Rental	674,260	671,430

EXPENSES

Administrative and management	90,391	99,184
Operating and maintenance	140,643	128,466
Taxes and insurance	97,813	103,691
Financial	140,246	143,600
Depreciation and amortization	3,868	3,868

TOTAL EXPENSES	472,961	478,809

INCOME FROM DISCONTINUED OPERATIONS	201,299	192,621

NET INCOME	$169,650	$166,196

NET INCOME ATTRIBUTABLE TO

Limited partners	$167,954	$164,534
General partners	1,696	1,662

	$169,650	$166,196

NET INCOME ALLOCATED PER UNIT OF
LIMITED PARTNERSHIP INTEREST	$.17	$.17

NET LOSS FROM CONTINUING
OPERATIONS ALLOCATED PER
UNIT OF LIMITED PARTNERSHIP	$(.03)	$(.03)

See notes to consolidated financial statements.

SECURED INCOME L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(Unaudited)

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES

Net income	$169,650	$166,196
Adjustments to reconcile net income to net cash provided by operating activities
Amortization	5,429	5,429
Increase in restricted assets and funded reserves	(102,117)	(129,314)
Decrease (increase) in tenant security deposits	760	(4,244)
Decrease in accounts receivable	3,174	28,070
Decrease in prepaid expenses	92,277	94,807
Increase in accounts payable and accrued expenses	24,562	8,273
Increase in tenant security deposits payable	5,431	2,755
Increase (decrease) in due to general partners and affiliates	24,609	(5,006)

Net cash provided by operating activities	223,775	166,966

CASH FLOWS FROM FINANCING ACTIVITIES

Distributions to partners		(2,171)
Principal payments on mortgage	(53,940)	(50,761)

Net cash used in financing activities	(53,940)	(52,932)

NET INCREASE IN CASH AND CASH EQUIVALENTS	169,835	114,034

Cash and cash equivalents at beginning of period	1,748,610	1,884,450

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,918,445	$1,998,484

SUPPLEMENTAL INFORMATION

Financial expenses paid	$132,589	$131,940

CASH FLOWS FROM DISCONTINUED OPERATIONS

Net cash provided by operating activities	$225,702	$176,190

Net cash used in financing activities	$(53,940)	$(132,511)

See notes to consolidated financial statements.

SECURED INCOME L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(Unaudited)

1.
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The results of operations are impacted significantly by the results of operations of the Carrollton Partnership, which is provided on an unaudited basis during interim periods. Accordingly, the accompanying consolidated financial statements are dependent on such unaudited information. In the opinion of the General Partners, the consolidated financial statements include all adjustments necessary to reflect fairly the results of the interim periods presented. All adjustments are of a normal recurring nature. No significant events have occurred subsequent to December 31, 2007 and no material contingencies exist which would require additional disclosure in the report under Regulation S-X, Rule 10-01 paragraph A-5.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements,” (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (“GAAP”) and expands disclosures about fair value measurements.  SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements. Accordingly, SFAS 157 does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Partnership has adopted SFAS 157 effective January 1, 2008. On February 6, 2008 the FASB approved the Financial Staff Position that will defer the effective date of SFAS 157 by one year for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  The partial adoption of SFAS 157 for financial assets and liabilities did not have a material impact on the Partnership’s consolidated financial position, results of operations or cash flows.

The Partnership adopted SFAS 157 as of January 1, 2008, with the exception of the application of the statement to nonrecurring nonfinancial assets and nonfinancial liabilities. Nonrecurring nonfinancial assets and liabilities for which the Partnership has not applied the provisions of SFAS 157 include intangible assets and long-lived assets included in assets held for sale measured at fair value for impairment testing.

SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.  These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets for identical assets or liabilities; Level 2, defined as inputs other than quoted prices for similar assets or liabilities in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

Financial assets accounted for at fair value on a recurring basis as of March 31, 2008 include cash and cash equivalents of $1,918,445 and restricted assets and funded reserves of $775,299 as reflected in the accompanying consolidated balance sheet and tenant security deposits of $171,335 included in assets held for sale as reflected in the accompanying consolidated balance sheet. These assets are carried at fair value based on quoted market prices for identical securities (Level 1 inputs).

SECURED INCOME L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(Unaudited)

In July 2006, the Columbia Partnership sold its operating complex (“The Westmont”) and the Partnership made distributions to its partners in 2006 and 2007 from proceeds received in connection with such sale. The Columbia Partnership was subsequently dissolved in 2007 and the results of operations attributable to the Columbia Partnership as reflected in the accompanying consolidated statement of operations for the three months ended March 31, 2007 amounted to a loss from discontinued operations of approximately $17,000. Since April 2006, the Carrollton Partnership has entered into three Agreements of Purchase and Sale to sell its operating complex (“Fieldpointe”) at gross prices (before brokerage commissions and other selling costs) ranging from $25,500,000 to $27,100,000; however, on each occasion, the purchaser did not consummate the transaction. With the passage of time and apparent softening of purchase prices in the market, especially as a result of the decline in the condominium conversion market resulting in weakening purchaser demand, the Carrollton general partners felt it was necessary to obtain an independent appraisal of the property. The appraisal estimated a market value for the property of approximately $24,500,000 (before any reduction for brokerage commissions and other selling costs). The Carrollton Partnership has also obtained a Phase I environmental report, an updated survey, and title commitment in contemplation of providing a due diligence package to prospective purchasers in order to provide a more expeditious purchase process. Although the market has softened and has caused a considerably longer time frame to consummate a sale of Fieldpointe than originally anticipated, it remains management’s intention to sell the property. There can be no assurance that a sale will be completed. The disposition of The Westmont and the intention to dispose of Fieldpointe by their respective owners is consistent with the plan of liquidation and winding up of the business of the Partnership, which plan commenced in 2006. Following a sale of Fieldpointe, if consummated, the Partnership intends to distribute the net proceeds to which it is entitled under the Carrollton Partnership’s partnership agreement to its limited and general partners, less a reasonable reserve, in accordance with the terms and conditions of the Partnership’s limited partnership agreement (the “Partnership Agreement”). At such time, the Partnership intends to dissolve. Due to the sale of The Westmont and the potential sale of Fieldpointe and the Partnership’s plans to dissolve upon such sales and the winding up of the business of the Partnership, a significant portion of the assets and liabilities of the Carrollton Partnership are classified as held for sale in the accompanying consolidated balance sheets. Accordingly, the operations of the Carrollton Partnership and the Columbia Partnership (collectively the “Operating Partnerships”) are reported as discontinued operations for the periods presented in the accompanying consolidated statements of operations. Such classification resulted in the cessation of recording depreciation of those assets as of January 1, 2006. However, as the dissolution of the Partnership was not imminent as of March 31, 2008, the consolidated financial statements are presented assuming that the Partnership will continue as a going concern. The appraisal of Fieldpointe indicates that the carrying amount of the associated long-lived assets is recoverable based on applying the standard accounting tests for impairment.

The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the entire year.

2.
Additional information, including the audited December 31, 2007 Consolidated Financial Statements and the Summary of Significant Accounting Policies, is included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2007 on file with the Securities and Exchange Commission.

SECURED INCOME L.P. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

In July 2006, the Columbia Partnership sold The Westmont; the Columbia Partnership was subsequently dissolved in 2007 and the results of operations attributable to the Columbia Partnership as reflected in the accompanying consolidated statement of operations for the three months ended March 31, 2007 amounted to a loss from discontinued operations of approximately $17,000. Since April 2006, the Carrollton Partnership has entered into three Agreements of Purchase and Sale to sell Fieldpointe at gross prices (before brokerage commissions and other selling costs) ranging from $25,500,000 to $27,100,000; however, on each occasion, the purchaser did not consummate the transaction. With the passage of time and apparent softening of purchase prices in the market, especially as a result of the decline in the condominium conversion market resulting in weakening purchaser demand, the Carrollton general partners felt it was necessary to obtain an independent appraisal of the property. The appraisal estimated a market value for the property of approximately $24,500,000 (before any reduction for brokerage commissions and other selling costs). The Carrollton Partnership has also obtained a Phase I environmental report, an updated survey, and title commitment in contemplation of providing a due diligence package to prospective purchasers in order to provide a more expeditious purchase process. Although the market has softened and has caused a considerably longer time frame to consummate a sale of Fieldpointe than originally anticipated, it remains management’s intention to sell the property. There can be no assurance that a sale will be completed. The disposition of The Westmont and the intention to dispose of Fieldpointe by their respective owners is consistent with the plan of liquidation and winding up of the business of Registrant. Following a sale of Fieldpointe, if consummated, Registrant intends to distribute the net proceeds to which it is entitled under the Carrollton Partnership’s partnership agreement to its limited and general partners, less a reasonable reserve, in accordance with the terms and conditions of the Partnership Agreement. At such time, Registrant intends to dissolve. Due to the sale of The Westmont and the potential sale of Fieldpointe and Registrant’s plans to dissolve upon such sales and the winding up of the business of Registrant, a significant portion of the assets and liabilities of the Carrollton Partnership are classified as held for sale in the accompanying consolidated balance sheets. Accordingly, the operations of the Operating Partnerships are reported as discontinued operations for the periods presented in the accompanying consolidated statements of operations. Such classification resulted in the cessation of recording depreciation of those assets as of January 1, 2006. However, as the dissolution of Registrant was not imminent as of March 31, 2008, the consolidated financial statements are presented assuming that Registrant will continue as a going concern.

Registrant's primary sources of funds are currently rents generated by Fieldpointe and interest derived from deposits, certain of which are restricted in accordance with the terms of Fieldpointe’s mortgage. Registrant's investment would normally be considered highly illiquid if not for the potential sale of Fieldpointe.

In the event a sale of Fieldpointe does not take place, Registrant is not expected to have access to additional sources of financing. Accordingly, if unforeseen contingencies arise that cause Fieldpointe to require capital in addition to that contributed by Registrant and any equity of the Carrollton Partnership’s general partners, potential sources from which such capital needs will be able to be satisfied (other than reserves) would be additional equity contributions or voluntary loans of the Carrollton Partnership’s general partners (which general partners are not required to fund such amounts) or other reserves, if any, which could adversely impact distributions from the Carrollton Partnership to Registrant of operating cash flow and any sale or refinancing proceeds.

Registrant generated cash from operations during the three months ended March 31, 2008 and cash and cash equivalents increased by approximately $170,000 during the period. Mortgage payable (included in liabilities related to assets held for sale in the accompanying consolidated balance sheets) decreased due to principal amortization of approximately $54,000. Property and equipment (included in assets held for sale in the accompanying consolidated balance sheets) are no longer being depreciated, under accounting principles generally accepted in the United States of America, as a result of their classification as held for sale. Prepaid expenses decreased while restricted assets and funded reserves increased in the ordinary course of operations.

SECURED INCOME L.P. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The consolidated statements of operations in the accompanying financial statements are presented based on the determination that a significant portion of the assets and liabilities of the Operating Partnerships have been classified as held for sale (and therefore reflect the operating activity of the Operating Partnerships as discontinued operations). If Fieldpointe is sold, Registrant intends to dissolve upon making final distributions to its partners. However, there is no assurance that Fieldpointe will ultimately be sold pursuant to the plan. Accordingly, discussion of the consolidated results of operations in the next section is presented without effect to the presentation of discontinued operations.

Three Months Ended March 31, 2008

During the three months ended March 31, 2008, the Carrollton Partnership's operations resulted in net income of approximately $205,000, which includes financial expenses and amortization of approximately $140,000 and approximately $4,000, respectively. As noted above under Liquidity and Capital Resources, there is no depreciation expense recorded for the three months ended March 31, 2008 as a result of the property and equipment of Fieldpointe being classified as held for sale. Accordingly, the Carrollton Partnership generated income from operating activities prior to financial expenses and amortization of approximately $349,000. Mortgage principal payments during the period were approximately $54,000. After considering the mandatory mortgage principal payments and required deposits to mortgage escrows, among other things, Fieldpointe generated cash flow of approximately $142,000 during the three months ended March 31, 2008; such amount represents primarily cash flow from discontinued operations. There can be no assurance that the level of cash flow generated by Fieldpointe during the three months ended March 31, 2008 will continue in future periods.

Registrant’s results of operations for the three months ended March 31, 2008 were comparable to the three months ended March 31, 2007.

As of March 31, 2008, the occupancy of Fieldpointe was approximately 97%. In the event the sale of Fieldpointe does not take place, the future operating results of Fieldpointe will be extremely dependent on market conditions and therefore may be subject to significant volatility.

Three Months Ended March 31, 2007

During the three months ended March 31, 2007, the Carrollton Partnership's operations resulted in net income of approximately $216,000, which includes financial expenses and amortization of approximately $144,000 and approximately $4,000, respectively. As noted above under Liquidity and Capital Resources, there is no depreciation expense recorded for the three months ended March 31, 2007 as a result of the property and equipment of Fieldpointe being classified as held for sale. Accordingly, the Carrollton Partnership generated income from operating activities prior to financial expenses and amortization of approximately $364,000. Mortgage principal payments during the period were approximately $51,000. After considering the mandatory mortgage principal payments and required deposits to mortgage escrows, among other things, Fieldpointe generated cash flow of approximately $160,000 during the three months ended March 31, 2007; such amount represents primarily cash flow from discontinued operations. As of March 31, 2007, the occupancy of Fieldpointe was approximately 99%.

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

SECURED INCOME L.P. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Registrant records its real estate assets at cost less accumulated depreciation and, if there are indications that impairment exists, adjusts the carrying value of those assets in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." See discussion under Liquidity and Capital Resources above regarding the possible disposition of Fieldpointe. Under SFAS No. 144, the long-lived assets of the Carrollton Partnership have been classified as held for sale and are measured at the lower of their carrying amount or fair value less cost to sell. Once classified as held for sale, depreciation of the assets is not recorded. The accompanying consolidated statements of operations do not include any depreciation expense.

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements,” (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (“GAAP”) and expands disclosures about fair value measurements.  SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements. Accordingly, SFAS 157 does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Registrant has adopted SFAS 157 effective January 1, 2008. On February 6, 2008 the FASB approved the Financial Staff Position that will defer the effective date of SFAS 157 by one year for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  The partial adoption of SFAS 157 for financial assets and liabilities did not have a material impact on Registrant’s consolidated financial position, results of operations or cash flows.

Registrant adopted SFAS 157 as of January 1, 2008, with the exception of the application of the statement to nonrecurring nonfinancial assets and nonfinancial liabilities. Nonrecurring nonfinancial assets and liabilities for which Registrant has not applied the provisions of SFAS 157 include intangible assets and long-lived assets included in assets held for sale measured at fair value for impairment testing.

SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.  These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets for identical assets or liabilities; Level 2, defined as inputs other than quoted prices for similar assets or liabilities in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

Financial assets accounted for at fair value on a recurring basis as of March 31, 2008 include cash and cash equivalents of $1,918,445 and restricted assets and funded reserves of $775,299 as reflected in the accompanying consolidated balance sheet and tenant security deposits of $171,335 included in assets held for sale as reflected in the accompanying consolidated balance sheet. These assets are carried at fair value based on quoted market prices for identical securities (Level 1 inputs).

Item 3. Quantitative and Qualitative Disclosure about Market Risk

None

SECURED INCOME L.P. AND SUBSIDIARIES

Item 4. Controls and Procedures

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

Registrant has carried out an evaluation, under the supervision and the participation of its management, including the Chief Executive Officer and Chief Financial Officer of Wilder Richman Resources Corporation (“WRRC”), one of Registrant’s general partners, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of the three months ended March 31, 2008. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of WRRC concluded that Registrant’s disclosure controls and procedures were effective as of March 31, 2008.

Item 4T. Controls and Procedures

There were no changes in Registrant’s internal control over financial reporting during the three months ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, Registrant’s internal control over financial reporting.

SECURED INCOME L.P. AND SUBSIDIARIES

Part II - Other Information

Item 1.    Legal Proceedings

Registrant is not aware of any material legal proceedings.

Item 1A.  Risk Factors

There have been no material changes from the risk factors previously disclosed in Item 1A of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

Date: May 15, 2008

SECURED INCOME L.P.

By:	Wilder Richman Resources Corporation, General Partner

	By:	/s/Richard Paul Richman
Richard Paul Richman - Chief Executive Officer

	By:	/s/Neal Ludeke
Neal Ludeke - Chief Financial Officer

By:	WRC-87A Corporation, General Partner

	By:	/s/Richard Paul Richman
Richard Paul Richman - Executive Vice President and Treasurer