Form 10-K/A
period 2007-12-31
SECURED INCOME L P
filed 2008-07-18
CIK 804217

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
____________________________

FORM 10-K/A
Amendment No. 1

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 0-17412
____________________________
Secured Income L.P.
(Exact name of registrant as specified in its charter)

Delaware	06-1185846
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Wilder Richman Resources Corporation 340 Pemberwick Road Greenwich, Connecticut	06831
(Address of principal executive offices)	(Zip code)

(203) 869-0900
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Units of Limited Partnership Interest
(Title of Class)
____________________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐
Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No ☒

The aggregate sales price of the units of limited partnership interests held by non-affiliates of the Registrant is $19,687,380.  There is currently no public market for the units of limited partnership interest and, accordingly, such figure does not represent the market value for the units.  There are 984,369 Units outstanding.

Documents incorporated by reference:

The Prospectus of the Registrant, dated March 5, 1987 as supplemented and filed pursuant to Rule 424(b) and (c) under the Securities Act of 1933, is incorporated by reference into Parts I, II, and III of this Annual Report on Form 10-K.

EXPLANATORY NOTE

Secured Income L.P. (the “Company”) is filing this Amendment on Form 10-K/A which amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as initially filed with the Securities and Exchange Commission on April 15, 2008 (the “Initial Filing”), to reflect the re-filing of the certifications contained in Exhibits 31.1 and 31.2 required by Section 302 of the Sarbanes-Oxley Act of 2002, which inadvertently omitted certain required information not previously required to be contained in the Section 302 Certifications.  No other changes are being made to the Original Filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized on the 15th day of July 2008.

SECURED INCOME L.P.

By: Wilder Richman Resources Corporation, General Partner

By: /s/ Richard Paul Richman
Richard Paul Richman - Chief Executive Officer

By: /s/ Neal Ludeke
Neal Ludeke - Chief Financial Officer

By:WRC-87A Corporation, General Partner

By: /s/ Richard Paul Richman
Richard Paul Richman - Executive Vice President and Treasurer