Form 10-Q
period 2008-06-30
SECURED INCOME L P
filed 2008-08-14
CIK 804217

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC
_________________________

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

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

SECURED INCOME L.P. AND SUBSIDIARIES

Part I - Financial Information

SECURED INCOME L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2008	2007

ASSETS

Cash and cash equivalents	$1,965,270	$1,748,610
Restricted assets and funded reserves	632,104	673,182
Accounts receivable	3,501	5,678
Prepaid expenses	240,662	170,539
Intangible assets, net of accumulated amortization	28,098	31,220
Assets held for sale	4,488,663	4,481,435

	$7,358,298	$7,110,664

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

Accounts payable and accrued expenses	$129,378	$88,699
Due to general partners and affiliates	47,566	18,365
Liabilities related to assets held for sale	8,491,286	8,592,152

	8,668,230	8,699,216

Partners' equity (deficit)

Limited partners	2,467,765	2,191,931
General partners	(3,777,697)	(3,780,483)

	(1,309,932)	(1,588,552)

	$7,358,298	$7,110,664

See notes to consolidated financial statements.

SECURED INCOME L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2008 AND 2007
(Unaudited)

	Three Months	Six Months	Three Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2008	June 30, 2008	June 30, 2007	June 30, 2007

OPERATIONS

REVENUE

Interest	$2,513	$11,575	$15,797	$33,750

EXPENSES

Administrative and management	43,059	82,209	54,959	97,776
Amortization	1,561	3,122	1,561	3,122

TOTAL EXPENSES	44,620	85,331	56,520	100,898

LOSS FROM CONTINUING OPERATIONS	(42,107)	(73,756)	(40,723)	(67,148)

DISCONTINUED OPERATIONS

INCOME FROM DISCONTINUED OPERATIONS	151,077	352,376	189,578	382,199

NET INCOME	$108,970	$278,620	$148,855	$315,051

NET INCOME ATTRIBUTABLE TO

Limited partners	$107,880	$275,834	$147,366	$311,900
General partners	1,090	2,786	1,489	3,151

	$108,970	$278,620	$148,855	$315,051

NET INCOME ALLOCATED PER UNIT OF LIMITED PARTNERSHIP INTEREST	$.11	$.28	$.15	$.32

NET LOSS FROM CONTINUING OPERATIONS ALLOCATED PER UNIT OF LIMITED PARTNERSHIP INTEREST	$(.04)	$(.07)	$(.04)	$(.07)

See notes to consolidated financial statements.

SECURED INCOME L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(Unaudited)

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES

Net income	$278,620	$315,051
Adjustments to reconcile net income to net cash provided by operating activities
Amortization	10,857	10,857
Decrease (increase) in restricted assets and funded reserves	41,078	(233,628)
Increase in tenant security deposits	(14,963)	(18,428)
Decrease in accounts receivable	2,177	28,304
Decrease (increase) in prepaid expenses	(70,123)	170,261
Increase (decrease) in accounts payable and accrued expenses	40,679	(19,824)
Increase in tenant security deposits payable	7,839	3,735
Increase (decrease) in due to general partners and affiliates	29,201	(40,450)

Net cash provided by operating activities	325,365	215,878

CASH FLOWS FROM FINANCING ACTIVITIES

Distributions to partners		(356,540)
Principal payments on mortgage	(108,705)	(102,299)

Net cash used in financing activities	(108,705)	(458,839)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	216,660	(242,961)

Cash and cash equivalents at beginning of period	1,748,610	1,884,450

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,965,270	$1,641,489

SUPPLEMENTAL INFORMATION

Financial expenses paid	$292,832	$263,668

CASH FLOWS FROM DISCONTINUED OPERATIONS

Net cash provided by operating activities	$384,248	$322,553

Net cash used in financing activities	$(108,705)	$(184,049)

See notes to consolidated financial statements.

SECURED INCOME L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
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

The Partnership adopted SFAS 157 as of January 1, 2008, with the exception of the application of the statement to nonrecurring nonfinancial assets and nonfinancial liabilities. Nonrecurring nonfinancial assets and liabilities for which the Partnership has not applied the provisions of SFAS 157 include intangible assets and long-lived assets included in assets held for sale measured at fair value for impairment testing. The Partnership is currently evaluating the impact of such provisions on its financial statements.

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

Financial assets accounted for at fair value on a recurring basis as of June 30, 2008 include cash and cash equivalents of $1,965,270 and restricted assets and funded reserves of $632,104 as reflected in the accompanying consolidated balance sheet and tenant security deposits of $187,058 included in assets held for sale as reflected in the accompanying consolidated balance sheet. These assets are carried at fair value based on quoted market prices for identical securities (Level 1 inputs).

SECURED INCOME L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(Unaudited)

In July 2006, the Columbia Partnership sold its operating complex (“The Westmont”) and the Partnership made distributions to its partners in 2006 and 2007 from proceeds received in connection with such sale. The Columbia Partnership was subsequently dissolved in 2007 and the results of operations attributable to the Columbia Partnership as reflected in the accompanying consolidated statement of operations for the six months ended June 30, 2007 amounted to a loss from discontinued operations of approximately $17,000. Between mid 2006 and mid 2007, the Carrollton Partnership entered into three Agreements of Purchase and Sale to sell its operating complex (“Fieldpointe”) at gross prices (before brokerage commissions and other selling costs) ranging from $25,500,000 to $27,100,000; however, on each occasion, the purchaser did not consummate the transaction. With the passage of time and apparent softening of purchase prices in the market, especially as a result of the decline in the condominium conversion market resulting in weakening purchaser demand, the Carrollton general partners felt it was necessary to obtain an independent appraisal of the property. The Carrollton Partnership also obtained a Phase I environmental report and an updated survey and title commitment, and is currently working with a third party brokerage firm in contemplation of providing a due diligence package to prospective purchasers in order to provide a more expeditious purchase process. Although the market has softened and has caused a considerably longer time frame to consummate a sale of Fieldpointe than originally anticipated, it remains management’s intention to sell the property. There can be no assurance that a sale will be consummated; if a sale is consummated, there can be no assurance that the price in connection with any such sale will be comparable to the offers previously received. The disposition of The Westmont and the intention to dispose of Fieldpointe by their respective owners is consistent with the plan of liquidation and winding up of the business of the Partnership, which plan commenced in 2006. Following a sale of Fieldpointe, if consummated, the Partnership intends to distribute the net proceeds to which it is entitled under the Carrollton Partnership’s partnership agreement to its limited and general partners, less a reasonable reserve, in accordance with the terms and conditions of the Partnership’s limited partnership agreement (the “Partnership Agreement”). At such time, the Partnership intends to dissolve. Due to the sale of The Westmont and the potential sale of Fieldpointe and the Partnership’s plans to dissolve upon such sales and the winding up of the business of the Partnership, a significant portion of the assets and liabilities of the Carrollton Partnership are classified as held for sale in the accompanying consolidated balance sheets. Accordingly, the operations of the Carrollton Partnership and the Columbia Partnership (collectively the “Operating Partnerships”) are reported as discontinued operations for the periods presented in the accompanying consolidated statements of operations. Such classification resulted in the cessation of recording depreciation of those assets as of January 1, 2006. However, as the dissolution of the Partnership was not imminent as of June 30, 2008, the consolidated financial statements are presented assuming that the Partnership will continue as a going concern. The appraisal of Fieldpointe indicates that the carrying amount of the associated long-lived assets is recoverable based on applying the standard accounting tests for impairment.

Certain prior period amounts have been reclassified to conform to the current period presentation.

The results of operations for the six months ended June 30, 2008 are not necessarily indicative of the results to be expected for the entire year.

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

SECURED INCOME L.P. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

In July 2006, the Columbia Partnership sold The Westmont; the Columbia Partnership was subsequently dissolved in 2007 and the results of operations attributable to the Columbia Partnership as reflected in the accompanying consolidated statement of operations for the six months ended June 30, 2007 amounted to a loss from discontinued operations of approximately $17,000. Between mid 2006 and mid 2007, the Carrollton Partnership entered into three Agreements of Purchase and Sale to sell Fieldpointe at gross prices (before brokerage commissions and other selling costs) ranging from $25,500,000 to $27,100,000; however, on each occasion, the purchaser did not consummate the transaction. With the passage of time and apparent softening of purchase prices in the market, especially as a result of the decline in the condominium conversion market resulting in weakening purchaser demand, the Carrollton general partners felt it was necessary to obtain an independent appraisal of the property. The Carrollton Partnership also obtained a Phase I environmental report and an updated survey and title commitment, and is currently working with a third party brokerage firm in contemplation of providing a due diligence package to prospective purchasers in order to provide a more expeditious purchase process. Although the market has softened and has caused a considerably longer time frame to consummate a sale of Fieldpointe than originally anticipated, it remains management’s intention to sell the property. There can be no assurance that a sale will be consummated; if a sale is consummated, there can be no assurance that the price in connection with any such sale will be comparable to the offers previously received. The disposition of The Westmont and the intention to dispose of Fieldpointe by their respective owners is consistent with the plan of liquidation and winding up of the business of Registrant. Following a sale of Fieldpointe, if consummated, Registrant intends to distribute the net proceeds to which it is entitled under the Carrollton Partnership’s partnership agreement to its limited and general partners, less a reasonable reserve, in accordance with the terms and conditions of the Partnership Agreement. At such time, Registrant intends to dissolve. Due to the sale of The Westmont and the potential sale of Fieldpointe and Registrant’s plans to dissolve upon such sales and the winding up of the business of Registrant, a significant portion of the assets and liabilities of the Carrollton Partnership are classified as held for sale in the accompanying consolidated balance sheets. Accordingly, the operations of the Operating Partnerships are reported as discontinued operations for the periods presented in the accompanying consolidated statements of operations. Such classification resulted in the cessation of recording depreciation of those assets as of January 1, 2006. However, as the dissolution of Registrant was not imminent as of June 30, 2008, the consolidated financial statements are presented assuming that Registrant will continue as a going concern.

Registrant made a distribution on or about July 25, 2008 of $.50 per Unit to Unit holders as of June 30, 2008. While Registrant no longer makes regular quarterly cash distributions, Registrant had accumulated sufficient cash, primarily from distributions received from the Carrollton Partnership, to make the current distribution.

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

Registrant generated cash from operations during the six months ended June 30, 2008 and cash and cash equivalents increased by approximately $217,000 during the period. Mortgage payable (included in liabilities related to assets held for sale in the accompanying consolidated balance sheets) decreased due to principal amortization of approximately $109,000. Property and equipment (included in assets held for sale in the accompanying consolidated balance sheets) are no longer being depreciated, under accounting principles generally accepted in the United States of America, as a result of their classification as held for sale. Prepaid expenses and accounts payable and accrued expenses increased in the ordinary course of operations.

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

Six Months Ended June 30, 2008

During the six months ended June 30, 2008, the Carrollton Partnership's operations resulted in net income of approximately $356,000, which includes financial expenses and amortization of approximately $284,000 and approximately $8,000, respectively. As noted above under Liquidity and Capital Resources, there is no depreciation expense recorded for the six months ended June 30, 2008 as a result of the property and equipment of Fieldpointe being classified as held for sale. Accordingly, the Carrollton Partnership generated income from operating activities prior to financial expenses and amortization of approximately $648,000. Mortgage principal payments during the period were approximately $109,000. After considering the mandatory mortgage principal payments and required deposits to mortgage escrows, among other things, Fieldpointe generated cash flow of approximately $233,000 during the six months ended June 30, 2008; such amount represents primarily cash flow from discontinued operations. There can be no assurance that the level of cash flow generated by Fieldpointe during the six months ended June 30, 2008 will continue in future periods.

Registrant’s results of operations for the six months ended June 30, 2008 reflect a moderate decline as compared to the six months ended June 30, 2007 primarily as a result of certain planned capital improvements of the Carrollton Partnership made during the second quarter of 2008.

As of June 30, 2008, the occupancy of Fieldpointe was approximately 97%. In the event the sale of Fieldpointe does not take place, the future operating results of Fieldpointe will be extremely dependent on market conditions and therefore may be subject to significant volatility.

Six Months Ended June 30, 2007

During the six months ended June 30, 2007, the Carrollton Partnership's operations resulted in net income of approximately $413,000, which includes financial expenses and amortization of approximately $287,000 and approximately $8,000, respectively. As noted above under Liquidity and Capital Resources, there is no depreciation expense recorded for the six months ended June 30, 2007 as a result of the property and equipment of Fieldpointe being classified as held for sale. Accordingly, the Carrollton Partnership generated income from operating activities prior to financial expenses and amortization of approximately $708,000. Mortgage principal payments during the period were approximately $102,000. After considering the mandatory mortgage principal payments and required deposits to mortgage escrows, among other things, Fieldpointe generated cash flow of approximately $299,000 during the six months ended June 30, 2007; such amount represents primarily cash flow from discontinued operations. As of June 30, 2007, the occupancy of Fieldpointe was approximately 98%.

Critical Accounting Policies and Estimates

The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting, which requires Registrant to make certain estimates and assumptions. The following section is a summary of certain aspects of those accounting policies that may require subjective or complex judgments and are most important to the portrayal of Registrant’s financial condition and results of operations. Registrant believes that there is a low probability that the use of different estimates or assumptions in making these judgments would result in materially different amounts being reported in the consolidated financial statements.

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

Registrant adopted SFAS 157 as of January 1, 2008, with the exception of the application of the statement to nonrecurring nonfinancial assets and nonfinancial liabilities. Nonrecurring nonfinancial assets and liabilities for which Registrant has not applied the provisions of SFAS 157 include intangible assets and long-lived assets included in assets held for sale measured at fair value for impairment testing. Registrant is currently evaluating the impact of such provisions on its financial statements.

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

Financial assets accounted for at fair value on a recurring basis as of June 30, 2008 include cash and cash equivalents of $1,965,270 and restricted assets and funded reserves of $632,104 as reflected in the accompanying consolidated balance sheet and tenant security deposits of $187,058 included in assets held for sale as reflected in the accompanying consolidated balance sheet. These assets are carried at fair value based on quoted market prices for identical securities (Level 1 inputs).

Item 3. Quantitative and Qualitative Disclosure about Market Risk

None

Item 4T. Controls and Procedures

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

Registrant has carried out an evaluation, under the supervision and the participation of its management, including the Chief Executive Officer and Chief Financial Officer of Wilder Richman Resources Corporation (“WRRC”), one of Registrant’s general partners, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of the six months ended June 30, 2008. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of WRRC concluded that Registrant’s disclosure controls and procedures were effective as of June 30, 2008.

There were no changes in Registrant’s internal control over financial reporting during the three months ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, Registrant’s internal control over financial reporting.

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

Date: August 14, 2008

SECURED INCOME L.P.

By:	Wilder Richman Resources Corporation, General Partner

	By:	/s/Richard Paul Richman
Richard Paul Richman - Chief Executive Officer

	By:	/s/Neal Ludeke
Neal Ludeke - Chief Financial Officer

By:	WRC-87A Corporation, General Partner

	By:	/s/Richard Paul Richman
Richard Paul Richman - Executive Vice President and Treasurer