Form 10-Q
period 2008-09-30
SECURED INCOME L P
filed 2008-11-14
CIK 804217

SECURITIES AND EXCHANGE COMMISSION
Washington, DC

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

SECURED INCOME L.P. AND SUBSIDIARIES

Part I - Financial Information

SECURED INCOME L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2008	2007

ASSETS

Cash and cash equivalents	$1,516,851	$1,748,610
Restricted assets and funded reserves	596,417	673,182
Accounts receivable	2,053	5,678
Prepaid expenses	290,839	170,539
Intangible assets, net of accumulated amortization	26,537	31,220
Assets held for sale	4,496,935	4,481,435

	$6,929,632	$7,110,664

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

Accounts payable and accrued expenses	$107,239	$88,699
Due to general partners and affiliates	13,774	18,365
Liabilities related to assets held for sale	8,441,117	8,592,152

	8,562,130	8,699,216

Partners' equity (deficit)

Limited partners	2,146,830	2,191,931
General partners	(3,779,328)	(3,780,483)

	(1,632,498)	(1,588,552)

	$6,929,632	$7,110,664

See notes to consolidated financial statements.

SECURED INCOME L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2008 AND 2007
(Unaudited)

	Three Months	Nine Months	Three Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2008	2007	2007

OPERATIONS

REVENUE

Interest	$2,363	$13,938	$11,094	$44,844

EXPENSES

Administrative and management	37,662	119,871	43,849	141,625
Amortization	1,561	4,683	1,561	4,683

TOTAL EXPENSES	39,223	124,554	45,410	146,308

LOSS FROM CONTINUING OPERATIONS	(36,860)	(110,616)	(34,316)	(101,464)

DISCONTINUED OPERATIONS

INCOME FROM DISCONTINUED OPERATIONS	209,840	562,216	186,339	568,538

NET INCOME	$172,980	$451,600	$152,053	$467,074

NET INCOME ATTRIBUTABLE TO

Limited partners	$171,250	$447,084	$150,503	$462,403
General partners	1,730	4,516	1,520	4,671

	$172,980	$451,600	$152,023	$467,074

NET INCOME ALLOCATED PER UNIT OF LIMITED PARTNERSHIP INTEREST	$.17	$.45	$.15	$.47

NET LOSS FROM CONTINUING OPERATIONS ALLOCATED PER UNIT OF LIMITED PARTNERSHIP INTEREST	$(.04)	$(.11)	$(.03)	$(.10)

See notes to consolidated financial statements.

SECURED INCOME L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Unaudited)

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES

Net income	$451,600	$467,074
Adjustments to reconcile net income to net cash provided by operating activities
Amortization	16,286	16,286
Decrease in restricted assets and funded reserves	76,765	29,929
Increase in tenant security deposits	(27,103)	(32,005)
Decrease in accounts receivable	3,625	28,312
Increase in prepaid expenses	(120,300)	(88,544)
Increase (decrease) in accounts payable and accrued expenses	18,540	(35,547)
Increase in tenant security deposits payable	13,367	2,023
Decrease in due to general partners and affiliates	(4,591)	(15,841)

Net cash provided by operating activities	428,189	371,687

CASH FLOWS FROM FINANCING ACTIVITIES

Distributions to partners	(495,546)	(356,540)
Principal payments on mortgage	(164,402)	(154,625)

Net cash used in financing activities	(659,948)	(511,165)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(231,759)	(139,478)

Cash and cash equivalents at beginning of period	1,748,610	1,884,450

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,516,851	$1,744,972

SIGNIFICANT NONCASH INVESTNG AND FINANCING ACTIVITIES AND SUPPLEMENTAL INFORMATION

Financial expenses paid	$425,420	$393,479

CASH FLOWS FROM DISCONTINUED OPERATIONS

Net cash provided by operating activities	$530,491	$484,622

Net cash used in financing activities	$(464,536)	$(236,375)

See notes to consolidated financial statements.

SECURED INCOME L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(Unaudited)

1.
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. They do not include all information and footnotes required by GAAP for complete financial statements. The results of operations are impacted significantly by the results of operations of the Carrollton Partnership, which is provided on an unaudited basis during interim periods. Accordingly, the accompanying consolidated financial statements are dependent on such unaudited information. In the opinion of the General Partners, the consolidated financial statements include all adjustments necessary to reflect fairly the results of the interim periods presented. All adjustments are of a normal recurring nature. No significant events have occurred subsequent to December 31, 2007 and no material contingencies exist which would require additional disclosure in the report under Regulation S-X, Rule 10-01 paragraph A-5.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements,” (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements.  SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements. Accordingly, SFAS 157 does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Partnership adopted SFAS 157 effective January 1, 2008. On February 6, 2008 the FASB approved the Financial Staff Position that will defer the effective date of SFAS 157 by one year for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  The partial adoption of SFAS 157 for financial assets and liabilities did not have a material impact on the Partnership’s consolidated financial position, results of operations or cash flows.

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

Financial assets accounted for at fair value on a recurring basis as of September 30, 2008 include cash and cash equivalents of $1,516,851 and restricted assets and funded reserves of $596,417 as reflected in the accompanying consolidated balance sheet and tenant security deposits of $199,198 included in assets held for sale as reflected in the accompanying consolidated balance sheet. These assets are carried at fair value based on quoted market prices for identical securities (Level 1 inputs).

In July 2006, the Columbia Partnership sold its operating complex (“The Westmont”) and the Partnership made distributions to its partners in 2006 and 2007 from proceeds received in connection with such sale. The Columbia Partnership was subsequently dissolved in 2007 and the results of operations attributable to the Columbia Partnership as reflected in the accompanying consolidated statement of operations for the nine months ended September 30, 2007 amounted to a loss from discontinued operations of approximately $17,000. Between mid 2006 and mid 2007, on three separate occasions with three different potential buyers, the Carrollton Partnership reached agreements to sell its operating complex (“Fieldpointe”) at gross prices (before brokerage commissions and other selling costs) ranging from $25,500,000 to $27,100,000; however, on each occasion, the purchaser did not consummate the transaction. More recently, the Carrollton general partners, in order to facilitate a sale, obtained a Phase I environmental report, an updated survey, title commitment and an independent appraisal

SECURED INCOME L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(Unaudited)

of the property in contemplation of providing a due diligence package to prospective purchasers. The Carrollton Partnership has also retained a national third party brokerage firm. Thus far, eight non-binding written offers to purchase the property have been received; a number of the offers are in the range of, or exceeding, $20,000,000. The brokerage firm is continuing to actively market the property. At this time, it remains management’s intention to sell the property; however, there can be no assurance that a sale will be consummated. The disposition of The Westmont and the intention to dispose of Fieldpointe by their respective owners is consistent with the plan of liquidation and winding up of the business of the Partnership, which plan commenced in 2006. Following a sale of Fieldpointe, if consummated, the Partnership intends to distribute the net proceeds to which it is entitled under the Carrollton Partnership’s partnership agreement to its limited and general partners, less a reasonable reserve, in accordance with the terms and conditions of the Partnership’s limited partnership agreement (the “Partnership Agreement”). At such time, the Partnership intends to dissolve. Due to the sale of The Westmont and the potential sale of Fieldpointe and the Partnership’s plans to dissolve upon such sales and the winding up of the business of the Partnership, a significant portion of the assets and liabilities of the Carrollton Partnership are classified as held for sale in the accompanying consolidated balance sheets. Accordingly, the operations of the Carrollton Partnership and the Columbia Partnership (collectively the “Operating Partnerships”) are reported as discontinued operations for the periods presented in the accompanying consolidated statements of operations. Such classification resulted in the cessation of recording depreciation of those assets as of January 1, 2006. However, as the dissolution of the Partnership was not imminent as of September 30, 2008, the consolidated financial statements are presented assuming that the Partnership will continue as a going concern. The appraisal of Fieldpointe indicates that the carrying amount of the associated long-lived assets is recoverable based on applying the standard accounting tests for impairment.

Certain prior period amounts have been reclassified to conform to the current period presentation.

The results of operations for the nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for the entire year.

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

SECURED INCOME L.P. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

In July 2006, the Columbia Partnership sold The Westmont; the Columbia Partnership was subsequently dissolved in 2007 and the results of operations attributable to the Columbia Partnership as reflected in the accompanying consolidated statement of operations for the nine months ended September 30, 2007 amounted to a loss from discontinued operations of approximately $17,000. Between mid 2006 and mid 2007, on three separate occasions with three different potential buyers, the Carrollton Partnership reached agreements to sell Fieldpointe at gross prices (before brokerage commissions and other selling costs) ranging from $25,500,000 to $27,100,000; however, on each occasion, the purchaser did not consummate the transaction. More recently, the Carrollton general partners, in order to facilitate a sale, obtained a Phase I environmental report, an updated survey, title commitment and an independent appraisal of the property in contemplation of providing a due diligence package to prospective purchasers. The Carrollton Partnership has also retained a national third party brokerage firm. Thus far, eight non-binding written offers to purchase the property have been received; a number of the offers are in the range of, or exceeding, $20,000,000. The brokerage firm is continuing to actively market the property. At this time, it remains management’s intention to sell the property; however, there can be no assurance that a sale will be consummated. The disposition of The Westmont and the intention to dispose of Fieldpointe by their respective owners is consistent with the plan of liquidation and winding up of the business of Registrant. Following a sale of Fieldpointe, if consummated, Registrant intends to distribute the net proceeds to which it is entitled under the Carrollton Partnership’s partnership agreement to its limited and general partners, less a reasonable reserve, in accordance with the terms and conditions of the Partnership Agreement. At such time, Registrant intends to dissolve. Due to the sale of The Westmont and the potential sale of Fieldpointe and Registrant’s plans to dissolve upon such sales and the winding up of the business of Registrant, a significant portion of the assets and liabilities of the Carrollton Partnership are classified as held for sale in the accompanying consolidated balance sheets. Accordingly, the operations of the Operating Partnerships are reported as discontinued operations for the periods presented in the accompanying consolidated statements of operations. Such classification resulted in the cessation of recording depreciation of those assets as of January 1, 2006. However, as the dissolution of Registrant was not imminent as of September 30, 2008, the consolidated financial statements are presented assuming that Registrant will continue as a going concern.

Registrant made a distribution on or about July 25, 2008 of $.50 per Unit to Unit holders as of June 30, 2008. While Registrant no longer makes regular quarterly cash distributions, Registrant had accumulated sufficient cash, primarily from distributions received from the Carrollton Partnership, to make the July 2008 distribution.

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

Although Registrant generated cash from operations during the nine months ended September 30, 2008, cash and cash equivalents decreased by approximately $232,000 during the period as a result of the distribution noted above. Mortgage payable (included in liabilities related to assets held for sale in the accompanying consolidated balance sheets) decreased due to principal amortization of approximately $164,000. Property and equipment (included in assets held for sale in the accompanying consolidated balance sheets) are no longer being depreciated, under accounting principles generally accepted in the United States of America, as a result of their classification as held for sale. Prepaid expenses increased and restricted assets and funded reserves decreased in the ordinary course of operations.

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

Nine Months Ended September 30, 2008

During the nine months ended September 30, 2008, the Carrollton Partnership's operations resulted in net income of approximately $566,000, which includes financial expenses and amortization of approximately $422,000 and approximately $12,000, respectively. As noted above under Liquidity and Capital Resources, there is no depreciation expense recorded for the nine months ended September 30, 2008 as a result of the property and equipment of Fieldpointe being classified as held for sale. Accordingly, the Carrollton Partnership generated income from operating activities prior to financial expenses and amortization of approximately $1,000,000. Mortgage principal payments during the period were approximately $164,000. After considering the mandatory mortgage principal payments and required deposits to mortgage escrows, among other things, Fieldpointe generated cash flow of approximately $382,000 during the nine months ended September 30, 2008; such amount represents primarily cash flow from discontinued operations. There can be no assurance that the level of cash flow generated by Fieldpointe during the nine months ended September 30, 2008 will continue in future periods.

Registrant’s results of operations for the nine months ended September 30, 2008 are comparable to the nine months ended September 30, 2007. The Carrollton Partnership’s results of operations reflect moderate improvement in the third quarter of 2008 primarily as a result of certain planned capital improvements of the Carrollton Partnership made during the second quarter of 2008.

As of September 30, 2008, the occupancy of Fieldpointe was approximately 98%. In the event the sale of Fieldpointe does not take place, the future operating results of Fieldpointe will be extremely dependent on market conditions and therefore may be subject to significant volatility.

Nine Months Ended September 30, 2007

During the nine months ended September 30, 2007, the Carrollton Partnership's operations resulted in net income of approximately $605,000, which includes financial expenses and amortization of approximately $428,000 and approximately $12,000, respectively. As noted above under Liquidity and Capital Resources, there is no depreciation expense for the nine months ended September 30, 2007 as a result of the property and equipment of Fieldpointe being classified as held for sale. Accordingly, the Carrollton Partnership generated income from operating activities prior to financial expenses and amortization of approximately $1,045,000. Mortgage principal payments during the period were approximately $155,000. After considering the mandatory mortgage principal payments and required deposits to mortgage escrows, among other things, Fieldpointe generated cash flow of approximately $433,000 during the nine months ended September 30, 2007; such amount represents primarily cash flow from discontinued operations. As of September 30, 2007, the occupancy of Fieldpointe was approximately 97%.

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

SECURED INCOME L.P. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Registrant records its real estate assets at cost less accumulated depreciation and, if there are indications that impairment exists, adjusts the carrying value of those assets in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (“SFAS 144”). See discussion under Liquidity and Capital Resources above regarding the possible disposition of Fieldpointe. Under SFAS 144, the long-lived assets of the Carrollton Partnership have been classified as held for sale and are measured at the lower of their carrying amount or fair value less cost to sell. Once classified as held for sale, depreciation of the assets is not recorded. The accompanying consolidated statements of operations do not include any depreciation expense.

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and expands disclosures about fair value measurements.  SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements. Accordingly, SFAS 157 does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Registrant adopted SFAS 157 effective January 1, 2008. On February 6, 2008 the FASB approved the Financial Staff Position that will defer the effective date of SFAS 157 by one year for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  The partial adoption of SFAS 157 for financial assets and liabilities did not have a material impact on Registrant’s consolidated financial position, results of operations or cash flows.

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

Financial assets accounted for at fair value on a recurring basis as of September 30, 2008 include cash and cash equivalents of $1,516,851 and restricted assets and funded reserves of $596,417 as reflected in the accompanying consolidated balance sheet and tenant security deposits of $199,198 included in assets held for sale as reflected in the accompanying consolidated balance sheet. These assets are carried at fair value based on quoted market prices for identical securities (Level 1 inputs).

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

Registrant has carried out an evaluation, under the supervision and the participation of its management, including the Chief Executive Officer and Chief Financial Officer of Wilder Richman Resources Corporation (“WRRC”), one of Registrant’s general partners, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of the nine months ended September 30, 2008. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of WRRC concluded that Registrant’s disclosure controls and procedures were effective as of September 30, 2008.

There were no changes in Registrant’s internal control over financial reporting during the nine months ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, Registrant’s internal control over financial reporting.

SECURED INCOME L.P. AND SUBSIDIARIES

Part II - Other Information

Item 1.	Legal Proceedings

   Registrant is not aware of any material legal proceedings.

Item 1A.	Risk Factors

None

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item6.	Exhibits

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

Date: November 14, 2008

SECURED INCOME L.P.

By:	Wilder Richman Resources Corporation, General Partner

	By:	/s/Richard Paul Richman
Richard Paul Richman - Chief Executive Officer

	By:	/s/Neal Ludeke
Neal Ludeke - Chief Financial Officer

By:	WRC-87A Corporation, General Partner

	By:	/s/Richard Paul Richman
Richard Paul Richman - Executive Vice President and Treasurer