Form 10-K
period 2008-12-31
SECURED INCOME L P
filed 2009-04-15
CIK 804217

SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For fiscal year ended December 31, 2008

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

Securities registered pursuant to Section 12(b) of the Act:  None.

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

The aggregate sales price of the units of limited partnership interest held by non-affiliates of the Registrant is $19,687,380.  There is currently no public market for the units of limited partnership interest and, accordingly, such figure does not represent the market value for the units.  As of April 15, 2009, there are 984,369 units outstanding.

Documents incorporated by reference:
The Prospectus of the Registrant, dated March 5, 1987, as supplemented and filed pursuant to Rule 424(b) and (c) under the Securities Act of 1933, is incorporated by reference into Parts I, II and III of this Annual Report on Form 10-K.

PART I

Item 1.	Business.

General Development of Business and Narrative Description of Business

Registrant is a limited partnership which was formed under the Delaware Revised Uniform Limited Partnership Act on October 10, 1986.  The general partners of Registrant (the "General Partners") are Wilder Richman Resources Corporation (“WRRC”), a Delaware corporation, Real Estate Equity Partners L.P., a Delaware limited partnership and WRC-87A Corporation (“WRC-87A”), a Delaware corporation.

Registrant was organized to invest in multi-family residential housing complexes (the "Complexes") by acquiring approximately 99% of the limited partner interest (the "Operating Partnership Interest") in limited partnerships that own and operate such Complexes (the "Operating Partnerships").  Registrant invested in Carrollton X Associates Limited Partnership ("Carrollton"), which owns Fieldpointe Apartments (“Fieldpointe”), and Columbia Westmont Associates, L.P., formerly Columbia Associates ("Columbia"), which owned The Westmont.  Columbia sold The Westmont in July 2006 and was dissolved in 2007.  WRC-87A is a special limited partner of each Operating Partnership and has certain rights in connection therewith.  Pursuant to Rule 12b-23 of the Securities and Exchange Commission’s General Rules and Regulations promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) the description of Registrant’s business set forth under the heading "Investment Objectives and Policies" at pages 20 through 30 of Registrant’s prospectus, dated March 5, 1987 (as supplemented on October 2, 1987, December 15, 1987 and March 29, 1988, the “Prospectus”), is incorporated herein by reference.

Pursuant to the Prospectus, Registrant offered up to $50 million of units of limited partnership interest in Registrant (the "Units") at an offering price of $20 per Unit. The Units were registered under the Securities Act of 1933 pursuant to a Registration Statement on Form S-11 (Registration No. 33-9602).

Registrant terminated the offering of Units (the "Offering") on February 29, 1988 upon raising sufficient capital from the sale of Units to fund the acquisition of the two properties specified for investment by Registrant as noted above.  The Offering raised $19,687,380 from the sale of 984,369 Units.  After payment of $1,378,117 of selling commissions and $1,378,116 of organization and offering expenses and acquisition fees, the net proceeds available for investment were $16,931,147.  Of such net proceeds, $16,734,273 was allocated to the acquisition of investments in the Operating Partnerships (the "Operating Partnership Interests") which included investments in guaranteed investment contracts.  The remaining net proceeds of $196,874 were designated as working capital to be used for operating expenses of Registrant.

Financial Information About Industry Segments

Registrant is currently engaged solely in the business of owning a limited partner interest in Carrollton.  A presentation of information regarding industry segments is not applicable and would not be material to an understanding of Registrant’s business taken as a whole.  See Item 7 below for a summary of Registrant’s operations.

Competition

Information regarding competition, general risks, tax risks and partnership risks is set forth under the heading "Risk Factors" at pages 37 through 48 of the Prospectus, which is incorporated herein by reference.

Compliance with Environmental Protection Provisions

Registrant is not aware of any non-compliance by Carrollton with respect to federal, state and local provisions regulating the discharge of material into the environment or otherwise relating to the protection of the environment, and is not aware of any condition that would have a material effect on the capital expenditures or competitive position of Registrant.

Employees of Registrant

Registrant employs no personnel and incurs no payroll costs.  An affiliate of WRRC employs individuals who perform accounting, secretarial, transfer and other services on behalf of Registrant as are necessary in the ordinary course of business.  Such individuals also perform similar services for other affiliates of WRRC.

Item 1A.	Risk Factors.

Registrant is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this Item.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

Fieldpointe, located in Frederick, Maryland, is comprised of 252 apartment units totaling approximately 235,000 square feet with approximately 500 parking spaces.  On-site amenities include a clubhouse building with locker room and on-site management office, a swimming pool and two tennis courts.  The apartments feature numerous amenities, including dishwashers, disposals and fireplaces.

Registrant acquired its Operating Partnership Interest in Carrollton by making a capital contribution of $3,121,995.  Of this amount, $1,373,039 was invested in guaranteed investment contracts and $1,748,956 was contributed upon Registrant's acquisition of the Operating Partnership Interest, including the amount due upon the achievement of sustaining rental revenue.

The mortgage of Carrollton was financed from the sale of tax-exempt bonds pursuant to the terms of Section 103(b)(4)(a) of the Internal Revenue Code.  The mortgage in the original amount of $10,494,100, bearing fixed 6.09% interest and maturing in February 2028, is insured by the Federal Housing Administration, (“FHA”), an organizational unit within the United States Department of Housing and Urban Development ("HUD") under Section 221(d)(4) of the National Housing Act of 1934, as amended.  Under the terms of the financing, 80% of the apartment units are permitted market rate rents and 20% of the apartment units are to be rented to people earning no more than the low or moderate income levels within the meaning of Section 103(b)(4)(a) of the Internal Revenue Code.  Fieldpointe’s occupancy rate was approximately 92% as of December 31, 2008.

The Westmont, which was owned by Columbia, was sold in July 2006.  Registrant acquired its Operating Partnership Interest in Columbia by making a capital contribution of $12,571,634.  Of this amount, $6,651,323 was invested in guaranteed investment contracts (which had a value of $5,610,679, including net accrued interest of $18,918, at the time of the acquisition as a result of principal amortization from the dates of purchase of such guaranteed investment contracts to the closing of the Columbia acquisition), $5,921,104 was contributed upon Registrant’s acquisition of the Operating Partnership Interest in Columbia and $1,039,851 was contributed to Columbia upon the achievement of sustaining rental revenue.

As of December 31, 2008, the market rental rates of Fieldpointe were approximately as follows:

Monthly Rental Rates:
One-Bedroom	$835 - $860
Two-Bedroom	$890 - $1,000
Three-Bedroom	$1,115 - $1,185

The low and moderate income rental rates as of December 31, 2008 fall within the ranges noted above.

Further information regarding the Complexes and Registrant’s interest therein is set forth under the heading Specified Investments at pages 30 through 36 of Registrant’s prospectus dated March 5, 1987, and in the supplements thereto dated October 2, 1987 and March 29, 1988.

Item 3.	Legal Proceedings.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market

There is no developed public market for the purchase and sale of Units and Registrant does not anticipate that such a market will develop.

Holders

As of December 31, 2008, there were approximately 520 record holders of Units (the Limited Partners) holding an aggregate of 984,369 Units.

Distributions

The Agreement of Limited Partnership of Registrant (the "Partnership Agreement") provides that the Limited Partners receive an 8% annualized return on their outstanding Adjusted Capital Contribution (the “Limited Partners’ Adjusted Capital Contribution”), reduced by all distributions of Sale or Refinancing Proceeds.  In connection with the sale of The Westmont in July 2006, the Limited Partners received distributions totaling $42.10 per Unit, as compared with an initial investment of $20 per Unit, in addition to receiving an approximately 8% annualized return on their investment from inception through August 4, 2006, the date on which the full amount of the Limited Partners’ Adjusted Capital Contribution was paid.  The last three payments of the 8% return through August 4, 2006 were paid in May 2006, July 2006 and April 2007 to Unit holders of record as of March 31, 2006, June 30, 2006 and December 31, 2006, respectively.

Since the return of the Limited Partners’ Adjusted Capital Contribution in full, Registrant no longer makes regular quarterly cash distributions, but made a distribution on or about July 25, 2008 of $0.50 per Unit to Unit holders of record as of June 30, 2008.  Registrant intends to continue to make periodic distributions of Cash Available for Distribution (as defined in the Partnership Agreement).  Registrant expects to make a distribution in July 2009 in the amount of approximately $0.50 per Unit to Unit holders of record as of June 30, 2009.  If a sale of Fieldpointe is not completed, or near completion, in 2009 or early in 2010, Registrant expects to make an additional distribution of approximately $0.25 per Unit in the first quarter of 2010 to Unit holders of record as of December 31, 2009.  Registrant’s ability to make such distributions assumes that the cash flow generated by Fieldpointe remains relatively stable and that there are no unanticipated major expenditures or reserve requirements to be funded.  Accordingly, there can be no certainty as to the payment of future distributions or the amount and timing of such distributions.

Recent Sales of Unregistered Securities

None.

Item 6.	Selected Financial Data.

Registrant is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this Item.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

In July 2006, Columbia sold The Westmont; Columbia was subsequently dissolved in 2007.  Between mid 2006 and mid 2007, on three separate occasions with three different potential buyers, Carrollton reached agreements to sell Fieldpointe at gross prices (before brokerage commissions and other selling costs) ranging from $25,500,000 to $27,100,000; however, on each occasion, the purchaser did not consummate the transaction.  More recently, Carrollton’s general partners, in order to facilitate a sale, obtained a Phase I environmental report, an updated survey, title commitment and an independent appraisal of Fieldpointe in contemplation of providing a due diligence package to prospective purchasers.  Carrollton has also retained a national third party brokerage firm. Thus far, eight non-binding written offers to purchase Fieldpointe have been received; a number of the offers are in the range of, or exceeding, $20,000,000.  Registrant considered the offers to be inadequate and, in one case, the offer was rejected because it came from one of the prior potential purchasers that did not consummate the transaction after an agreement was reached.  The brokerage firm is continuing to actively market Fieldpointe.  At this time, it remains management’s intention to sell Fieldpointe; however, there can be no assurance that an acceptable offer will be received or that a sale will be consummated.  As a result of changes in market conditions and in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (“SFAS 144”), the property and equipment of Carrollton is classified as held and used in the accompanying consolidated balance sheets and Carrollton’s results of operations are classified as continuing operations in the accompanying consolidated statements of operations.  In the audited financial statements as of and for the years ended December 31, 2007 and 2006 as previously issued, a significant portion of Carrollton’s assets were classified as held for sale, a significant portion of Carrollton’s liabilities were classified as liabilities related to assets held for sale and virtually all of Carrollton’s results of operations were classified as discontinued operations; such amounts have been reclassified to conform to the current period presentation.  Following a sale of Fieldpointe, if consummated, Registrant intends to distribute the net proceeds to which it is entitled under Carrollton’s partnership agreement to its partners, less a reasonable reserve, in accordance with the terms and conditions of the Partnership Agreement.  At such time, Registrant intends to dissolve.

Registrant made a distribution on or about July 25, 2008 of $.50 per Unit to Unit holders of record as of June 30, 2008.  While Registrant no longer makes regular quarterly cash distributions, Registrant had accumulated sufficient cash, primarily from distributions received from Carrollton, to make the July 2008 distribution.

Registrant's primary sources of funds are currently rents generated by Fieldpointe and interest derived from deposits, certain of which are restricted in accordance with the terms of Fieldpointe’s mortgage.  Registrant's investment would normally be considered highly illiquid if not for the potential sale of Fieldpointe.

In the event a sale of Fieldpointe does not take place, Registrant is not expected to have access to additional sources of financing.  Accordingly, if unforeseen contingencies arise that cause Fieldpointe to require capital in addition to that contributed by Registrant and any equity of Carrollton’s general partners, potential sources from which such capital needs will be able to be satisfied (other than reserves) would be additional equity contributions or voluntary loans of Carrollton’s general partners (which general partners are not required to fund such amounts) or other reserves, if any, which could adversely affect distributions from Carrollton to Registrant of operating cash flow and any sale or refinancing proceeds.

Although Registrant generated cash from operations during the year ended December 31, 2008, cash and cash equivalents decreased by approximately $253,000 primarily as a result of the distribution noted above.  Property and equipment decreased as a result of depreciation expense of $1,171,827, partially offset by capital improvements of $130,645.  Depreciation expense for the year ended December 31, 2008 represents the cumulative depreciation for the three year period ended December 31, 2008.  Under accounting principles generally accepted in the United States of America (“GAAP”), there was no depreciation expense recorded for the years ended December 31, 2007 and 2006 due to the property and equipment of Carrollton being classified as held for sale. Depreciation expense attributable to the year ended December 31, 2008 was $392,351.  Mortgage payable decreased as a result of principal payments on Carrolton’s mortgage.

Results of Operations

Year Ended December 31, 2008

During the year ended December 31, 2008, Carrollton’s operations resulted in a net loss of approximately $395,000, which includes financial expenses and depreciation and amortization of approximately $552,000 and approximately $1,187,000, respectively, but does not include capitalized capital improvements of approximately $131,000.  As noted above under Liquidity and Capital Resources, the depreciation expense recorded for the year ended December 31, 2008 represents three years of expense because no depreciation was recorded in 2007 and 2006 as a result of the property and equipment of Carrollton being classified as held for sale.  Accordingly, Carrollton generated income from operating activities prior to financial expenses and depreciation and amortization of approximately $1,344,000.  Mortgage principal payments during 2008 for Carrollton were approximately $221,000.  After considering the mandatory mortgage principal payments, required deposits to mortgage escrows and capitalized capital improvements, among other things, Carrollton generated cash flow of approximately $418,000 during the year ended December 31, 2008.  There can be no assurance that the level of cash flow generated by Carrollton during the year ended December 31, 2008 will continue in future periods.

After taking into account the impact of the depreciation adjustment discussed above, Registrant’s results of operations for the year ended December 31, 2008 are comparable to the year ended December 31, 2007.

As of December 31, 2008, the occupancy of Fieldpointe was approximately 92%.  In the event a sale of Fieldpointe does not take place, the future operating results of Fieldpointe will be extremely dependent on market conditions and therefore may be subject to significant volatility.

Year Ended December 31, 2007

During the year ended December 31, 2007, Carrollton’s operations resulted in net income of approximately $787,000, which includes financial expenses and amortization of approximately $568,000 and approximately $15,000, respectively.  As noted above under Liquidity and Capital Resources, there was no depreciation expense recorded for the year ended December 31, 2007 as a result of the property and equipment of Carrollton being classified as held for sale.  Accordingly, Carrollton generated income from operating activities prior to financial expenses and amortization of approximately $1,370,000.  Mortgage principal payments during 2007 for Carrollton were approximately $208,000.  After considering the mandatory mortgage principal payments and required deposits to mortgage escrows, among other things, Carrollton generated cash flow of approximately $571,000 during the year ended December 31, 2007.

Considering the sale of The Westmont in July 2006, income (loss) from discontinued operations for the year ended December 31, 2007 changed significantly as compared to the year ended December 31, 2006.  For continuing operations, interest revenue decreased for the year ended December 31, 2007 as compared to the year ended December 31, 2006 primarily as a result of interest earned on the sales proceeds of The Westmont in 2006.  Columbia incurred a loss of approximately $46,000 prior to its dissolution in 2007; such amount is included in income (loss) from discontinued operations in the accompanying consolidated statement of operations for the year ended December 31, 2007.  As of December 31, 2007, the occupancy of Fieldpointe was approximately 98%.

Year Ended December 31, 2006

In July 2006, Columbia sold The Westmont for a price of $87,750,000 (see discussion above under Liquidity and Capital Resources).  The accompanying consolidated statement of operations for the year ended December 31, 2006 includes a gain on the sale of approximately $66,880,000 and an allocation of such gain to the minority interest owners of Columbia of approximately $10,032,000, which amounts are included in income (loss) from discontinued operations.

During the year ended December 31, 2006, Carrollton’s operations resulted in net income of approximately $649,000, which includes financial expenses and amortization of approximately $581,000 and approximately $15,000, respectively.  As noted above under Liquidity and Capital Resources, there was no depreciation expense recorded for the year ended December 31, 2006 as a result of the property and equipment of Carrollton being classified as held for sale.  Accordingly, Carrollton generated income from operating activities prior to financial expenses and amortization of approximately $1,245,000.  Mortgage principal payments during 2006 for Carrollton were approximately $196,000.  After considering the mandatory mortgage principal payments and required deposits to mortgage escrows, among other things, Carrollton generated cash flow of approximately $447,000 during the year ended December 31, 2006.  As of December 31, 2006, the occupancy of Fieldpointe was approximately 97%.

Inflation

Inflation may have a material adverse impact on Registrant's operations.  A situation could arise in which Carrollton’s tenant rents on the 20% of apartment units set aside as affordable, which rents are calculated as a percentage of median family income, are reduced as a result of falling median family incomes.  At the same time, Carrollton’s operating expenses, such as heating oil and real estate taxes, could increase due to inflation.  Such situation could lead to lower rental income, higher operating expenses, and lower income from continuing operations.

Critical Accounting Policies and Estimates

The financial statements are prepared in accordance with GAAP, which requires Registrant to make certain estimates and assumptions.  A summary of significant accounting policies is provided in Note 1 to the accompanying consolidated financial statements.  The following section is a summary of certain aspects of those accounting policies that may require subjective or complex judgments and are most important to the portrayal of Registrant’s financial condition and results of operations.  Registrant believes that there is a low probability that actual results will differ materially from the amounts reported in the accompanying consolidated financial statements.

Registrant records its real estate assets at cost less accumulated depreciation and, if there are indications that impairment exists, adjusts the carrying value of those assets in accordance with SFAS 144.  In accordance with SFAS 144, long-lived assets, primarily property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable.  Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. For long-lived assets, Registrant recognizes an impairment loss only if its carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss based on the difference between the carrying amount and estimated fair value.  No such adjustment for impairment losses is required as of December 31, 2008.

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

Registrant adopted SFAS 157 as of January 1, 2008, with the exception of the application of the statement to nonrecurring nonfinancial assets and nonfinancial liabilities.  Nonrecurring nonfinancial assets and liabilities for which Registrant has not applied the provisions of SFAS 157 include property and equipment and intangible assets measured at fair value for impairment testing.  Registrant is currently evaluating the impact of such provisions on its financial statements.

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

Financial assets accounted for at fair value on a recurring basis as of December 31, 2008 include cash and cash equivalents of $1,495,589, restricted assets and funded reserves of $705,956 and tenant security deposits of $194,610 as reflected in the accompanying consolidated balance sheet.  These assets are carried at fair value based on quoted market prices for identical securities (Level 1 inputs).

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115” (“SFAS 159”).  SFAS 159 permits the choice of measuring financial instruments and certain other items at fair value.  SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  Registrant adopted SFAS 159 on January 1, 2008 but elected not to apply the provisions of SFAS 159 to its eligible financial assets and financial liabilities on the date of adoption.  Accordingly, the initial application of SFAS 159 had no effect on Registrant’s financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”).  The current hierarchy of generally accepted accounting principles is set forth in the American Institute of Certified Public Accountants (“AICPA”) Statement on Auditing Standards (“SAS”) No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles” (“SAS 69”).  SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities.  SFAS 162 is effective 60 days following the Securities and Exchange Commission's (the “SEC”) approval of the Public Company Accounting Oversight Board’s proposed amendments to SAS 69.  Registrant is currently evaluating the impact of SFAS 162 on its financial statements, but does not believe that the adoption of SFAS 162 will have a material effect on its financial condition or results of operations since SFAS 162 does not directly impact the accounting principles applied in the preparation of Registrant’s financial statements.

Off - Balance Sheet Arrangements

None

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

None.

Item 8.	Financial Statements and Supplementary Data.

Set forth in the financial statements listed on page F-2 is the financial information required in response to Item 8.  Such financial statements and schedules appear on pages F-1 to F-19 and are incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

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

Registrant has carried out an evaluation, under the supervision and the participation of its management, including the Chief Executive Officer and Chief Financial Officer of WRRC, one of Registrant’s general partners, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of the year ended December 31, 2008.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of WRRC concluded that Registrant’s disclosure controls and procedures were effective as of December 31, 2008.

Item 9A(T).	Internal Control Over Financial Reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Registrant is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer of WRRC, Registrant conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on its evaluation, management has concluded that Registrant’s internal control over financial reporting was effective as of December 31, 2008.

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

Changes in Internal Control Over Financial Reporting

There were no changes in Registrant’s internal control over financial reporting during the three months ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, Registrant’s internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Registrant has no directors or executive officers.

The General Partners of Registrant are WRRC, Real Estate Equity Partners L.P., a Delaware limited partnership and an affiliate of Apartment Investment and Management Company (“AIMCO”) (the "AIMCO General Partner") and WRC-87A.  WRC-87A is currently one-half owned by Real Estate Equity Partners Inc., the corporate general partner of the AIMCO General Partner, and one-half owned by the shareholders of WRRC.

WRRC

The directors and certain officers of WRRC are set forth below:

Name	Age	Office

Richard Paul Richman	61	President and Director

Robert H. Wilder, Jr.	63	Executive Vice President and Director

James Hussey	48	Treasurer

Charles L. Krafnick	47	Assistant Treasurer

Richard Paul Richman has served as President and Director of WRRC since its inception in 1986.  Mr. Richman graduated from the Columbia University Law School with a Juris Doctor degree, the Columbia University Graduate School of Business Administration with a Master of Business Administration degree and Syracuse University with a Bachelor of Arts degree in Political Science.  Mr. Richman has over twenty years of extensive experience in both the development and management of residential properties.  From 1973 until 1979, Mr. Richman practiced corporate law in New York City with the law firm of Greenbaum, Wolff & Ernst and then as a partner of Shipley, Richman & Nierenberg.  For over six years, Mr. Richman acted as a lawyer in connection with the development, syndication and tax issues relating to real estate.  Since 1988, Mr. Richman has been a stockholder of The Richman Group, Inc. (“Richman Group”) and is currently its Chairman.  In recent years, Mr. Richman has devoted full time to the syndication and development of real estate.  Mr. Richman was a vice president and shareholder of Related Housing Companies Incorporated, New York, New York from 1978 until mid 1979 with responsibility for that company's project acquisition and syndication activities.  Mr. Richman has been a member of the National Advisory Board of the Housing and Development Reporter, a bi-weekly publication of the Bureau of National Affairs, Inc., a frequent speaker on real estate syndication, has been a member of the New York State Historic Credit Task Force, the National Leased Housing Association, the Coalition to Preserve the Low-Income Tax Credit and the Minority Developer Assistance Corporation (which was established by the New York State Battery Park Commission).

Robert H. Wilder, Jr. has served as Executive Vice President and Director of WRRC since its inception in 1986.  Mr. Wilder graduated from the University of Michigan with a Bachelor of Arts degree in Economics and from the Columbia University Graduate School of Business with a Master of Business Administration degree.  After graduation in 1968, Mr. Wilder joined James D. Landauer Associates, Inc., a national real estate consulting firm, where his responsibilities included feasibility studies, market analyses, land use studies, portfolio valuations and appraisals of industrial, office, commercial and multi-family properties.  From 1973 until mid 1979, Mr. Wilder was executive vice president and shareholder of Related Housing Companies Incorporated, New York, New York, and was responsible for mortgage financing and construction loan placement and the supervision of the development of the company's projects.  Since 1988, Mr. Wilder has been the President and sole shareholder of Wilder Property Companies Inc.  Mr. Wilder is also a licensed real estate broker in New York and Connecticut.

James Hussey has served as the Chief Financial Officer (Treasurer) of WRRC since January 2009.  Mr. Hussey, the Treasurer of Richman Group, is engaged primarily in the syndication and finance operations of Richman Group.  In addition, Mr. Hussey is a Vice President and the Treasurer of Richman Asset Management, Inc. (“RAM”), an affiliate of the WRRC General Partner.  Mr. Hussey’s is engaged primarily in the partnership management and finance operations of RAM.  Prior to joining RAM, Mr. Hussey, a Certified Public Accountant, was the Chief Financial Officer of WCI Communities Inc. NE Region and Spectrum Communities, LLC.  From 1989 to 1998, Mr. Hussey held various positions with Center Development Corp, a developer of affordable housing in the New York metropolitan area.  Mr. Hussey received a Bachelor of Science degree from SUNY at Albany in 1983 and an MBA from Columbia Business School in 1994.

Charles L. Krafnick has served as the Assistant Treasurer of WRRC since April 2004.  Mr. Krafnick, the Assistant Treasurer of Richman Group, has been employed by Richman Group since 1994 and is engaged primarily in the finance operations of Richman Group.  In addition, Mr. Krafnick is the Assistant Treasurer of RAM; Mr. Krafnick's responsibilities in connection with RAM include various finance and partnership management functions.  Mr. Krafnick, a Certified Public Accountant, received a Bachelor of Science degree from Marquette University in 1984.

Effective January 14, 2009, Neal Ludeke resigned his position as Chief Financial Officer (Treasurer) of WRRC.

The AIMCO General Partner

Certain officers of Real Estate Equity Partners Inc. are set forth below.

Name	Age	Office

Timothy J. Beaudin	50	President, Chief Operating Officer and Director

David Robertson	44	President, Chief Financial Officer, Chief Investment Officer and Director

Timothy J. Beaudin is President, Chief Operating Officer and a Director of Real Estate Equity Partners Inc.  Mr. Beaudin currently serves as President and Chief Operating Officer of AIMCO.  He joined AIMCO as Chief Development Officer in October 2005 and was appointed Executive Vice President and Chief Property Operating Officer in October 2008.  Prior to joining AIMCO and beginning in 1995, Mr. Beaudin was with Catellus Development Corporation, a San Francisco, California-based real estate investment trust.  During his last five years at Catellus, Mr. Beaudin served as Executive Vice President, with management responsibility for development, construction and asset management.

David Robertson is President, Chief Financial Officer, Chief Investment Officer and a Director of Real Estate Equity Partners Inc. Mr. Robertson currently serves as President, Chief Financial Officer and Chief Investment Officer of AIMCO.  Mr. Robertson joined AIMCO as Executive Vice President in February 2002 and has served as Chief Investment Officer since March 2007.  Since February 1996, Mr. Robertson has served as Chairman of Robeks Corporation, a 150-unit privately held chain of specialty food stores.

WRC-87A

The directors and officers of WRC-87A are as follows:

Name	Office

Terry Considine	President and Director

Richard Paul Richman	Executive Vice President, Secretary,
Treasurer and Director

Terry Considine, 61, is President and a Director of WRC-87A.  Mr. Considine has been Chairman of the Board and Chief Executive Officer of AIMCO since July 1994.  Mr. Considine also serves as Chairman and Chief Executive Officer of American Land Lease, Inc., a publicly held real estate investment trust.  Mr. Considine devotes substantially all of his time to his responsibilities at AIMCO.

Mr. Richman's biography is included above with the description of WRRC’s directors and officers.

Registrant is not aware of any family relationship between any directors and executive officers listed in this Item 10.

Registrant is not aware of the involvement in certain legal proceedings with respect to the directors and executive officers listed in this Item 10.

Mr. Richman, Mr. Hussey and Mr. Krafnick serve on a committee that performs the functions of an audit committee on behalf of Registrant (the “Audit Committee”).  Mr. Richman is deemed to be an audit committee financial expert and is not independent of Registrant.

The Board of Directors of WRRC has adopted a code of ethics for senior financial officers of Registrant, applicable to Registrant's principal executive officer, principal financial officer and comptroller or principal accounting officer, or persons performing similar functions.  Registrant will provide to any person without charge a copy of such code of ethics upon written request to WRRC at 340 Pemberwick Road, Greenwich, Connecticut 06831, Attention: Secretary.

Item 11.	Executive Compensation.

Registrant is not required to pay the officers, directors or partners of the General Partners any direct compensation and no such compensation was paid during the fiscal year ended December 31, 2008 or during the prior two fiscal years.

Item 12.	Security Ownership of Certain Beneficial Owners and Management.

a)  As of December 31, 2008, affiliates of MacKenzie Patterson Fuller, Inc. (“MacKenzie”), with the address 1640 School Street, Moraga, CA 94556, own 134,830 Units, representing approximately 13.70% of the outstanding Units of limited partnership interest.  Other than MacKenzie, no person or entity, other than affiliates of the General Partners discussed below, was known by Registrant to be the beneficial owner of more than five percent of the Units.

b)  Security ownership by the General Partners is as follows:

			Percentage of
		Amount and	Outstanding
		Nature of	General
		Beneficial	Partners'
Title of Class	Name of Beneficial Owner	Ownership	Interest*

General	Real Estate Equity	$3.33	33.3%
Partners'	Partners L.P.
Interest in	Wilder Richman	$3.33	33.3%
Secured Income L.P.	Resources Corporation

	WRC-87A Corporation	$3.34	33.4%

*General Partners as a class have a 1% interest in all profits, losses and distributions of Registrant.

Affiliates of WRRC, WRC 87-A and certain of the Carrollton and Columbia Operating General Partners own 250,035 Units, representing approximately 25.40% of the outstanding Units of limited partnership interest as follows:  West Putnam Housing Investors, LLC - 47,211 Units, West Putnam Housing Investors II, LLC - 186,217 Units and West Putnam Housing Investors III, LLC - 16,607 Units.  The address of these entities is 340 Pemberwick Road, Greenwich, CT 06831.

Affiliates of Real Estate Equity Partners L.P. own 228,286 Units, representing approximately 23.19% of the outstanding Units of limited partnership interest as follows:  AIMCO Bethesda Holdings Acquisition, Inc. - 225,786 and Market Ventures, LLC - 2,500.  The address of these entities is 4582 S. Ulster St. Parkway, Suite 1100, Denver, Co 80237.

c)  Registrant knows of no arrangements that may, at a subsequent date, result in a change of control of Registrant.  Article VI of the Partnership Agreement describes the circumstances under which changes in General Partners can occur.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

All transactions with related parties having occurred within the past three years are detailed in Note 8 to the audited financial statements of Registrant included under Item 8 hereto.

The General Partners and their affiliates are entitled to receive certain compensation, fees and reimbursements of expenses.  Registrant incurred $98,437 in connection with investor services payable to an affiliate of certain General Partners for the years ended December 31, 2008 and 2007 and has continued to incur such expenses in 2009.  Information regarding such compensation is set forth under the heading "Compensation And Fees To General Partners And Affiliates" at pages 13 through 19 of the Prospectus, which is incorporated herein by reference.

The financial interests in Registrant of the General Partners and Special Limited Partner are set forth under the heading "Profits, Losses and Distributions" at pages 64 through 67 of the Prospectus, which is incorporated herein by reference.

The taxable income (loss) generated by Registrant during the years ended December 31, 2008 and 2007 allocated to the General Partners, in the aggregate, was approximately $6,000 and approximately $(12,000), respectively.

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

Transactions with Affiliates of Management

Richman Property Services, Inc. ("RPS"), formerly WRMC, Inc. (“WRMC”), an affiliate of certain General Partners, was the managing agent of Fieldpointe in 2008 and 2007.  In connection with these services, RPS earned management and reporting fees of $120,532 and $119,727 in 2008 and 2007, respectively.  RPS continues to earn management and reporting fees in 2009 as described in Note 8 to the audited financial statements of Registrant included under Item 8 hereto.

Indebtedness of Management

No officer or director of the General Partners or any affiliate of the foregoing was indebted to Registrant at any time during the fiscal years ended December 31, 2008 and 2007.

Corporate Governance

As discussed elsewhere in this annual report, Registrant does not have any directors.  Mr. Richman, Mr. Hussey and Mr. Krafnick serve on a committee that performs the functions of an audit committee on behalf of Registrant.  Mr. Hussey and Mr. Krafnick are independent members of such committee and Mr. Richman is not independent of Registrant.

Item 14.	Principal Accountant Fees and Services.

Registrant’s independent registered public accounting firm billed Registrant the following fees for professional services rendered in the years ended December 31, 2008 and 2007:

	2008	2007

Audit Fees	$25,500	$30,000
Audit-Related Fees	—	—
Tax Fees	$4,000	$4,000
All Other Fees	—	—

Audit fees consist of fees for the annual audit and review of Registrant’s financial statements and assistance with and review of documents filed with the SEC.  Tax fees generally represent fees for annual tax return preparation.  There were no other accounting fees incurred by Registrant in 2008 and 2007.

The Audit Committee has adopted a set of pre-approval policies and procedures under which, pursuant to the requirements of the Sarbanes-Oxley Act of 2002, all audit and permitted non-audit services to be performed by Registrant’s independent registered public accounting firm require pre-approval by the Audit Committee.  The Audit Committee approved all 2008 and 2007 principal accountant fees and services.

PART IV

Item 15	Exhibits and Financial Statement Schedules

(a)	1	Financial Statements - The list of Financial Statements appears on page F-2.

2	Schedules - All schedules are omitted because the required information is inapplicable or it is presented in the consolidated financial statements or the notes thereto.

3	Exhibits:

3(A)
Form of Amended and Restated Agreement of Limited Partnership of Secured Income L.P., incorporated by reference to Exhibit A to the Prospectus contained in Registrant’s Registration Statement on Form S-11 (File No. 33-9602) (the "Form S-11").

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

10(N)	Amendment of Partnership Agreement of Columbia Partnership dated May 27, 1993, incorporated by reference to form 10-K for fiscal year ended December 31, 1993.

10(O)	Amendment of Guaranty Agreement of Columbia Partnership dated May 27, 1993, incorporated by reference to form 10-K for fiscal year ended December 31, 1993.

10(P)	Columbia Partnership Financing Agreement dated May 27, 1993, incorporated by reference to form 10-K for fiscal year ended December 31, 1993.

10(Q)	Carrollton Partnership Assignment and Modification of Deed of Trust dated August 30, 1993, incorporated by reference to Form 10-K for fiscal year ended December 31, 1993.

10(R)	Columbia Partnership Assignment and Intercreditor Agreement dated as of June 1, 2000, incorporated by reference to Form 10-K for fiscal year ended December 31, 2000.

10(S)	Columbia Partnership Mortgage Note dated as of June 1, 2000, incorporated by reference to Form 10-K for fiscal year ended December 31, 2000.

10(T)	Columbia Partnership Multifamily Note (Multistate) dated as of June 1, 2000, incorporated by reference to Form 10-K for fiscal year ended December 31, 2000.

10(U)	Executed Agreement of Purchase and Sale of The Westmont dated January 26, 2006, incorporated by reference to Form 10-K for the fiscal year ended December 31, 2005.

10(V)	First Amendment to Purchase and Sale Agreement of The Westmont dated February 8, 2006, incorporated by reference to Form 10-K for the fiscal year dated December 31, 2005.

(24)	Power of Attorney, incorporated by reference to Exhibit 25 of Form S-11.

(27)	Financial Data Schedule.

(28)	Market Analysis dated February 1, 1985 of REDE Associates, incorporated by reference to Exhibit 28 of Form S-11.

(31.1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer**

(31.2)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer**

(32.1)	Section 1350 Certification of Chief Executive Officer**

(32.2)	Section 1350 Certification of Chief Financial Officer**

(99.1)
Pages 13 through 19 of Registrant’s prospectus dated March 5, 1987, incorporated by reference to Registrant’s filing pursuant to Rule 424(b)(3) under the Securities Act of 1933 dated April 27, 1987 (File No. 33-9602).

(99.2)
Pages 20 through 30 of Registrant’s prospectus dated March 5, 1987, incorporated by reference to Registrant’s filing pursuant to Rule 424(b)(3) under the Securities Act of 1933 dated April 27, 1987 (File No. 33-9602).

(99.3)
Pages 30 through 36 of Registrant’s prospectus dated March 5, 1987, incorporated by reference to Registrant’s filing pursuant to Rule 424(b)(3) under the Securities Act of 1933 dated April 27, 1987 (File No. 33-9602).

(99.4)
Pages 37 through 48 of Registrant’s prospectus dated March 5, 1987, incorporated by reference to Registrant’s filing pursuant to Rule 424(b)(3) under the Securities Act of 1933 dated April 27, 1987 (File No. 33-9602).

(99.5)
Pages 64 through 67 of Registrant’s prospectus dated March 5, 1987, incorporated by reference to Registrant’s filing pursuant to Rule 424(b)(3) under the Securities Act of 1933 dated April 27, 1987 (File No. 33-9602).

**Filed herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized on the 15th day of April 2009.

SECURED INCOME L.P.

By:	Wilder Richman Resources Corporation, General Partner

	By:	/s/Richard Paul Richman
Richard Paul Richman - Chief Executive Officer

	By:	/s/James Hussey
James Hussey - Chief Financial Officer

By:	WRC-87A Corporation, General Partner

	By:	/s/Richard Paul Richman
Richard Paul Richman - Executive Vice President and Treasurer

CONSOLIDATED FINANCIAL STATEMENTS AND
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

SECURED INCOME L.P. AND SUBSIDIARIES

DECEMBER 31, 2008, 2007 AND 2006

SECURED INCOME L.P. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
Secured Income L.P.

We have audited the consolidated balance sheets of Secured Income L.P. and Subsidiaries (the “Partnership”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, partners’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2008.  These consolidated financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financing reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Secured Income L.P. and Subsidiaries as of December 31, 2008 and 2007, and the results of their operations, changes in their partners’ equity (deficit) and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

/s/ Reznick Group, P.C.

Bethesda, Maryland
April 15, 2009

SECURED INCOME L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2008 AND 2007

	Notes	2008	2007

ASSETS

Property and equipment, net of accumulated depreciation	3	$2,974,071	$4,015,253
Cash and cash equivalents	10,11	1,495,589	1,748,610
Restricted assets and funded reserves	5,6,11	705,956	673,182
Tenant security deposits	10,11	194,610	172,095
Accounts receivable	11	3,662	5,678
Prepaid expenses		190,031	170,539
Intangible assets, net of accumulated amortization	4	303,592	325,307

		$5,867,511	$7,110,664

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

Mortgage payable	6,10	$8,254,369	$8,475,132
Accounts payable and accrued expenses		91,560	88,699
Tenant security deposits payable		119,222	117,020
Due to general partners and affiliates	8	18,365	18,365

		8,483,516	8,699,216

Commitments and contingencies	6,8,10

Partners' equity (deficit)	9

Limited partners (984,369 units issued and outstanding)		1,173,099	2,191,931
General partners		(3,789,104)	(3,780,483)

		(2,616,005)	(1,588,552)

		$5,867,511	$7,110,664

See notes to consolidated financial statements.

SECURED INCOME L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

	Notes	2008	2007	2006
OPERATIONS

REVENUE

Rental		$2,601,135	$2,583,523	$2,521,195
Interest		26,987	63,259	266,325
Other		76,745	80,100	79,764

TOTAL REVENUE		2,704,867	2,726,882	2,867,284

EXPENSES

Administration and management	8	514,006	530,895	536,180
Operating and maintenance		556,895	526,908	621,850
Taxes and insurance		420,816	424,153	384,077
Financial	6	551,575	568,054	580,988
Depreciation and amortization	3,4	1,193,542	21,715	34,343

TOTAL EXPENSES		3,236,834	2,071,725	2,157,438

INCOME (LOSS) FROM CONTINUING OPERATIONS		(531,967)	655,157	709,846

DISCONTINUED OPERATIONS	7

INCOME (LOSS) FROM DISCONTINUED OPERATIONS			(46,275)	57,489,671

NET INCOME (LOSS)		$(531,967)	$608,882	$58,199,517

NET INCOME (LOSS) ATTRIBUTABLE TO

General partners	9	$(5,320)	$6,089	$581,995
Limited partners	9	(526,647)	602,793	57,617,522

		$(531,967)	$608,882	$58,199,517

NET INCOME (LOSS) ALLOCATED PER UNIT OF LIMITED PARTNERSHIP INTEREST		$(.54)	$.61	$58.53

NET INCOME (LOSS) FROM CONTINUING OPERATIONS ALLOCATED PER UNIT OF LIMITED PARTNERSHIP INTEREST		$(.54)	$.66	$.71

—continued—

SECURED INCOME L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

	2008	2007	2006

NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS ALLOCATED PER UNIT OF LIMITED PARTNERSHIP INTEREST		$(.05)	$57.82

Weighted number of units outstanding	984,369	984,369	984,369

See notes to consolidated financial statements.

SECURED INCOME L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

		Limited	General
	Total	partners	partners

Partners' deficit, December 31, 2005	$(14,779,756)	$(13,051,162)	$(1,728,594)

Distributions to partners	(45,257,354)	(42,623,178)	(2,634,176)

Net income	58,199,517	57,617,522	581,995

Partners' equity (deficit), December 31, 2006	(1,837,593)	1,943,182	(3,780,775)

Distributions to partners	(359,841)	(354,044)	(5,797)

Net income	608,882	602,793	6,089

Partners' equity (deficit), December 31, 2007	(1,588,552)	2,191,931	(3,780,483)

Distributions to partners	(495,486)	(492,185)	(3,301)

Net loss	(531,967)	(526,647)	(5,320)

Partners' equity (deficit), December 31, 2008	$(2,616,005)	$1,173,099	$(3,789,104)

See notes to consolidated financial statements.

SECURED INCOME L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

	2008	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(531,967)	$608,882	$58,199,517

Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	1,193,542	21,715	83,031
Gain on sale of property			(66,879,530)
Minority interest			10,032,338
Write-off of unamortized intangible assets			1,329,849
Decrease (increase) in restricted assets and funded reserves	(32,774)	(51,254)	1,375,152
Decrease (increase) in tenant security deposits	(22,515)	(46,232)	483,239
Decrease (increase) in accounts receivable	2,016	25,037	(584)
Decrease (increase) in prepaid expenses	(19,492)	3,903	41,838
Increase (decrease) in accounts payable and accrued expenses	2,861	(60,345)	(107,858)
Increase (decrease) in tenant security deposits payable	2,202	(302)	(488,364)
Increase (decrease) in due to general partners and affiliates		(42,397)	42,397
Decrease in deferred revenue			(56,782)

Net cash provided by operating activities	593,873	459,007	4,054,243

CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds from sale of property, net of closing and related costs			57,048,852
Capital expenditures	(130,645)		(4,508)

Net cash provided by (used in) investing activities	(130,645)		57,044,344

CASH FLOWS FROM FINANCING ACTIVITIES

Mortgage principal payments	(220,763)	(207,752)	(6,751,978)
Distributions to minority interest		(27,254)	(10,005,084)
Distributions to partners	(495,486)	(359,841)	(45,257,354)

Net cash used in financing activities	(716,249)	(594,847)	(62,014,416)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(253,021)	(135,840)	(915,829)

Cash and cash equivalents at beginning of year	1,748,610	1,884,450	2,800,279

CASH AND CASH EQUIVALENTS AT END OF YEAR	$1,495,589	$1,748,610	$1,884,450

—continued—

SECURED INCOME L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

	2008	2007	2006

SIGNIFICANT NONCASH INVESTING AND FINANCING ACTIVITIES AND SUPPLEMENTAL INFORMATION

Financial expenses paid	$555,211	$568,992	$2,695,661

Mortgage assumed by buyer upon sale of property			$24,200,000

Distributions payable to minority interest			$27,254

CASH FLOWS FROM DISCONTINUED OPERATIONS

Net cash provided by (used in) operating activities		$(18,128)	$4,231,001

Net cash provided by investing activities			$57,044,344

Net cash used in financing activities		$(109,004)	$(52,475,714)

The amounts reflected above under cash flows from discontinued operations are included in the consolidated statements of cash flows as presented on page F-8.

See notes to consolidated financial statements.

SECURED INCOME L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006

Note 1 - Organization and Summary of Significant Accounting Policies

Secured Income L.P. (the "Partnership"), was formed on October 10, 1986 under the Revised Uniform Limited Partnership Act of the State of Delaware for the purpose of acquiring real estate limited partner interests.  The Partnership filed a Form S-11 registration statement with the Securities and Exchange Commission [effective March 5, 1987] covering an offering of up to 2,500,000 limited partnership units at $20 per unit.  The admission of limited partners (the “Limited Partners”) occurred on October 9, 1987 (commencement of operations), December 18, 1987 and April 12, 1988.

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

In July 2006, Columbia sold The Westmont for a price of $87,750,000; the Partnership made distributions to its partners in 2006 from proceeds received in connection with such sale.  Columbia was subsequently dissolved in 2007 and the results of operations attributable to Columbia are reflected in the accompanying consolidated statements of operations for the years ended December 31, 2008 and 2007 as income (loss) from discontinued operations (see Note 7).  Between mid 2006 and mid 2007, on three separate occasions with three different potential buyers, Carrollton reached agreements to sell Fieldpointe at gross prices (before brokerage commissions and other selling costs) ranging from $25,500,000 to $27,100,000; however, on each occasion, the purchaser did not consummate the transaction.  More recently, Carrollton’s general partners, in order to facilitate a sale, obtained a Phase I environmental report, an updated survey, title commitment and an independent appraisal of Fieldpointe in contemplation of providing a due diligence package to prospective purchasers.  Carrollton has also retained a national third party brokerage firm. Thus far, eight non-binding written offers to purchase Fieldpointe have been received; a number of the offers are in the range of, or exceeding, $20,000,000.  The Partnership considered the offers to be inadequate and, in one case, the offer was rejected because it came from one of the prior potential purchasers that did not consummate the transaction after an agreement was reached.  The brokerage firm is continuing to actively market Fieldpointe.  At this time, it remains management’s intention to sell Fieldpointe; however, there can be no assurance that an acceptable offer will be received or that a sale will be consummated.  As a result of changes in market conditions and in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (“SFAS 144”), the property and equipment of Carrollton is classified as held and used in the accompanying consolidated balance sheets and Carrollton’s results of operations are classified as continuing operations in the accompanying consolidated statements of operations.  Accordingly, the cumulative depreciation for the period during which the property and equipment of Carrollton was classified as held for sale has been recorded as expense in the year ended December 31, 2008 (see Note 3).  In the audited financial statements as of and for the years ended December 31, 2007 and 2006 as previously issued, a significant portion of Carrollton’s assets were classified as held for sale, a significant portion of Carrollton’s liabilities were classified as liabilities related to assets held for sale and virtually all of Carrollton’s results of operations were classified as discontinued operations; such amounts have been reclassified to conform to the current period presentation.

Principles of Consolidation

The consolidated financial statements include the assets, liabilities and results of operations that relate to the business of the Partnership, Carrollton and Columbia.  All significant inter-partnership balances and transactions have been eliminated in consolidation.  A general partner and special limited partner minority interest of 1.1% is held in each of the Operating Partnerships.  That minority interest, except for the allocation of gain in connection with the sale of The Westmont (see discussion above herein Note 1) has been allocated to the general partners of the Partnership (the “General Partners”) for all periods presented.

SECURED INCOME L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2008, 2007 AND 2006

Note 1 - Organization and Summary of Significant Accounting Policies (continued)

Property, Equipment and Depreciation

Land, buildings and improvements are carried at the lower of cost or net realizable value.  Net realizable value represents the net cash flow necessary to recover costs exclusive of debt service.  Depreciation is provided for in amounts sufficient to relate the cost of buildings and improvements to operations over their estimated service lives by use of the straight-line method over a 25-year life.  Personal property is carried at cost and is being depreciated over its estimated service life of 7 years using the straight-line method.  Improvements are capitalized, while expenditures for maintenance and repairs are charged to expense as incurred.  Upon disposal of depreciable property, the appropriate property accounts are reduced by the related costs and accumulated depreciation and the resulting gains or losses are reflected in the consolidated statements of operations.

Impairment of Long-Lived Assets

In accordance with SFAS 144, long-lived assets, primarily property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable.  Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable.  For long-lived assets, the Partnership recognizes an impairment loss only if its carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss based on the difference between the carrying amount and estimated fair value.  No such adjustment for impairment losses has been required during the three year period ended December 31, 2008.

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents.

Intangible Assets and Amortization

Mortgage costs are amortized over the terms of the respective loans using the effective interest method.  Acquisition fees are amortized over the useful lives of the respective property using the straight-line method.  Leasing costs were being amortized over the period of the applicable leases, which ranged from 5 to 12 years, using the straight-line method.  As a result of the sale of The Westmont, certain unamortized intangible assets were charged to expense during the year ended December 31, 2006.

Deferred Revenue

Deferred revenue consists of a fee received by Columbia for the extension of a parking garage lease that was scheduled to expire September 30, 2011.  Such fee was being accreted to revenue over the lease term and was fully accreted in 2006 upon the sale of The Westmont.

Leases

Tenant leases are treated as operating leases.  Rental revenue is reported when earned and amounts received in advance are deferred until earned.

Income Taxes

No provision or benefit for income taxes has been included in these financial statements since taxable income or loss passes through to, and is reportable by, the partners individually.  In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 109, "Accounting for Income Taxes,” the Partnership has included in Note 12 disclosures related to differences in the financial and tax bases of accounting.

SECURED INCOME L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2008, 2007 AND 2006

Note 1 - Organization and Summary of Significant Accounting Policies (continued)

Net Income (Loss) per Unit of Limited Partnership Interest

Net income (loss) per unit of limited partnership interest is calculated based upon the weighted average number of units outstanding, 984,369 for each of the years 2008, 2007 and 2006.  Losses are allocated to the Limited Partners until such time as the Limited Partners' equity reaches zero as a result of loss allocations.

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

Reclassifications

Certain prior year balances have been reclassified in order to conform to the current year presentation.  The property and equipment of Carrollton is classified as held and used in the accompanying consolidated balance sheets and Carrollton’s results of operations are classified as continuing operations in the accompanying consolidated statements of operations.  In the audited financial statements as of and for the years ended December 31, 2007 and 2006 as previously issued, a significant portion of Carrollton’s assets were classified as held for sale, a significant portion of Carrollton’s liabilities were classified as liabilities related to assets held for sale and virtually all of Carrollton’s results of operations were classified as discontinued operations.

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

The Partnership adopted SFAS 157 as of January 1, 2008, with the exception of the application of the statement to nonrecurring nonfinancial assets and nonfinancial liabilities.  Nonrecurring nonfinancial assets and liabilities for which the Partnership has not applied the provisions of SFAS 157 include property and equipment and intangible assets measured at fair value for impairment testing.  The Partnership is currently evaluating the impact of such provisions on its financial statements.

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

Financial assets accounted for at fair value on a recurring basis as of December 31, 2008 include cash and cash equivalents of $1,495,589, restricted assets and funded reserves of $705,956 and tenant security deposits of $194,610 as reflected in the accompanying consolidated balance sheet.  These assets are carried at fair value based on quoted market prices for identical securities (Level 1 inputs).

SECURED INCOME L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2008, 2007 AND 2006

Note 1 - Organization and Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements (continued)

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115” (“SFAS 159”).  SFAS 159 permits the choice of measuring financial instruments and certain other items at fair value.  SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  The Partnership adopted SFAS 159 on January 1, 2008 but elected not to apply the provisions of SFAS 159 to its eligible financial assets and financial liabilities on the date of adoption.  Accordingly, the initial application of SFAS 159 had no effect on the Partnership’s financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”).  The current hierarchy of generally accepted accounting principles is set forth in the American Institute of Certified Public Accountants (“AICPA”) Statement on Auditing Standards (“SAS”) No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles” (“SAS 69”).  SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities.  SFAS 162 is effective 60 days following the Securities and Exchange Commission's approval of the Public Company Accounting Oversight Board’s proposed amendments to SAS 69.  The Partnership is currently evaluating the impact of SFAS 162 on its financial statements, but does not believe that the adoption of SFAS 162 will have a material effect on its financial condition or results of operations since SFAS 162 does not directly impact the accounting principles applied in the preparation of the Partnership’s financial statements.

Note 2 - Sale of The Westmont

In July 2006, Columbia sold The Westmont for a price of $87,750,000.  After the payment of certain costs in connection with the closing including fees incurred to affiliates (see Note 8), a prepayment penalty in connection with the early payoff of Columbia’s mortgages (see Note 6) and transfer taxes of $2,654,437, as well as the write-off of certain unamortized intangible assets (see Note 4), the Partnership recognized a gain on the sale of $66,879,530.

Note 3 - Property and Equipment

Property and equipment as of December 31, 2008 and 2007 is summarized as follows:

	2008	2007

Land	$1,226,061	$1,226,061
Buildings and improvements	9,874,094	9,743,449
Furniture and equipment	1,154,711	1,154,711

	12,254,866	12,124,221
Less accumulated depreciation	9,280,795	8,108,968

	$2,974,071	$4,015,253

Depreciation expense for the year ended December 31, 2008 was $1,171,827, which represents the cumulative depreciation for the three year period ended December 31, 2008.  There was no depreciation expense recorded for the years ended December 31, 2007 and 2006 due to the property and equipment of Carrollton being classified as held for sale as of December 31, 2006 and 2005 (see Note 1).  Depreciation expense attributable to the year ended December 31, 2008 was $392,351.

SECURED INCOME L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2008, 2007 AND 2006

Note 4 - Intangible Assets

Intangible assets as of December 31, 2008 and 2007 is summarized as follows:

	2008	2007

Acquisition fees	$156,100	$156,100
Mortgage costs	624,486	624,486

	780,586	780,586
Less accumulated amortization	476,994	455,279

	$303,592	$325,307

Amortization expense for the years ended December 31, 2008, 2007 and 2006 was $21,715, $21,715 and $83,031, respectively.  Unamortized intangible assets of $1,329,849 were written off upon the sale of The Westmont during the year ended December 31, 2006 (see Note 2).

Note 5 - Restricted Assets and Funded Reserves

Restricted assets and funded reserves (see Note 6) as of December 31, 2008 and 2007 represent escrows held by Carrollton’s mortgage lender in the amount of $705,956 and $673,182, respectively.

Note 6 - Mortgages Payable

Carrollton

Carrollton is obligated under the terms of a note in the original amount of $10,494,100, which note was financed through tax exempt revenue bonds issued by the City of Frederick, Maryland and is insured by the Federal Housing Administration (“FHA”), an organizational unit within the United States Department of Housing and Urban Development (“HUD”), pursuant to Section 221(d)(4) of the National Housing Act of 1934, as amended..  The note bears interest at 6.09% with monthly payments of principal and interest of $60,900 due through maturity in February 2028.  The note is collateralized by the underlying value of the real estate plus other amounts on deposit with the lender.  Pursuant to agreements, Carrollton is required to make monthly escrow deposits for taxes, insurance and replacement of project assets, and is subject to restrictions as to operating policies, rental charges, operating expenditures and distributions to partners.  The balance of the mortgage payable as of December 31, 2008 and 2007 is $8,254,369 and $8,475,132, respectively.

Columbia

Prior to the sale of The Westmont, Columbia was obligated under the terms of two mortgages for which the Federal Home Loan Mortgage Corporation ("Freddie Mac") is the credit enhancer.  Credit enhancement was provided for $24.2 million in tax exempt bonds (the “First Mortgage”) and an $8.55 million conventional mortgage (the “Second Mortgage”) payable to Freddie Mac.  The First Mortgage was scheduled to mature in July 2030 and required monthly payments of interest only until the maturity of the Second Mortgage (see below).  After such maturity, a monthly principal reserve fund deposit was to be required in an amount to be determined at that time.  The interest rate was based on a weekly variable low floater index, with a weighted average of approximately 3.31% in 2006 through the date of sale of The Westmont (see Note 2).  In connection with the First Mortgage, Columbia purchased an interest rate cap, such that the rate could not exceed 6.54% through June 1, 2006.  In addition to the interest expense and tax and insurance escrows, monthly payments included a credit enhancement fee.

The Second Mortgage bore interest at 8.07% and required monthly principal and interest payments of $82,054 through the scheduled maturity in July 2015.  The Columbia mortgages were assumed by the buyer or paid off in connection with the sale of The Westmont and Columbia incurred a prepayment penalty of $1,220,545.

SECURED INCOME L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2008, 2007 AND 2006

Note 6 - Mortgages Payable (continued)

Aggregate annual maturities of the Carrollton mortgage for each of the next five years and thereafter are as follows:

2009	$234,589
2010	249,281
2011	264,893
2012	281,483
2013	299,112
Thereafter	6,925,011

$8,254,369

The carrying amount of the mortgage approximates fair value.

Note 7 - Discontinued Operations

Discontinued operations as reflected in the accompanying consolidated statements of operations is summarized as follows:

	2007	2006

Revenue

Rental	$—	$3,319,596
Other	8,191	23,020

Total Revenue	8,191	3,342,616

Expenses

Administration and management	26,913	310,248
Operating and maintenance	—	559,522
Taxes and insurance	27,553	935,366
Financial	—	846,313
Amortization	—	48,688

Total Expenses	54,466	2,700,137

Income (Loss) from Discontinued Operations Before Gain on Sale of Property and Minority Interest	(46,275)	642,479

Gain on Sale of Property	—	66,879,530

Minority Interest	—	(10,032,338)

Income (Loss) from Discontinued Operations	$(46,275)	$57,489,671

SECURED INCOME L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2008, 2007 AND 2006

Note 8 - Transactions with Affiliates

The management agent for Fieldpointe is an affiliate of two of the General Partners and one of Carrollton’s general partners.  The management agent is entitled to property management fees equal to 4% of residential income collected.  In addition, the management agent is entitled to a reporting fee of $5 per unit per month for bookkeeping and reporting services.  The maximum annual management and reporting fees may not exceed 5% of gross collections.  Such fees of $120,532, $119,727 and $118,348 were charged to operations for the years ended December 31, 2008, 2007 and 2006, respectively.

The management agent for The Westmont was an affiliate of one of Columbia’s general partners and received property management fees calculated at 3% of rental income; such amount charged to operations for the year ended December 31, 2006 was $108,375.

An affiliate of two of the General Partners provides investor services for which it receives an amount equal to .5% of the gross proceeds from the offering of Partnership units; the Partnership incurred $98,437 for each of the three years ended December 31, 2008.  Accrued investor service fees of $18,365 as of December 31, 2008 and 2007 are reflected as due to general partners and affiliates in the accompanying consolidated balance sheets.

The minority interest owners in Columbia were due $27,254 as of December 31, 2006 in connection with the sale of The Westmont.  Such amount was paid during the year ended December 31, 2007.  In addition, when the sales proceeds were distributed by Columbia, $2,371 that should have been distributed to Columbia’s special limited partner, which entity is also a General Partner, was distributed to the Partnership.  Such amount was paid to such General Partner during the year ended December 31, 2007.

In connection with the sale of The Westmont, one of the General Partners received a disposition fee of $904,325 in accordance with the terms of the Partnership Agreement.  Also in connection with the sale, an affiliate of Columbia’s general partners received a $250,000 fee for services rendered in accordance with the terms of Columbia’s partnership agreement.

Note 9 - Partners' Equity (Deficit)

Partnership Allocation

Profits and losses of the Partnership are allocated 1% and 99% to the General Partners and Limited Partners, respectively, until such time as the Limited Partners' capital reaches zero as a result of loss allocations, after which all losses are allocated to the General Partners.

Partnership Distributions

In accordance with the respective partnership agreements, to the extent that Carrollton and Columbia generated net operating cash flow in any year at a level sufficient, when distributed to the Partnership, to enable the Partnership to satisfy the allocable portion of the Limited Partners' 8% preferred return for such year without utilizing amounts generated from guaranteed investment contracts (the last of which matured in January 1998), the excess amounts generated from the guaranteed investment contracts would be paid or distributed to the general partners of Carrollton and/or Columbia, whichever generated such level of operating cash flow.  No such excess distributions were generated during the term of the guaranteed investment contract periods.  The distributions in connection with the sale of The Westmont included a full return of Unit holders’ invested capital, originally $20.00 per Unit, and an additional distribution made on or about April 4, 2007 resulted in the Limited Partners being paid at an annualized rate of 8% through August 4, 2006, the date Unit holders received the return of their invested capital.  The Partnership made a distribution on or about July 25, 2008 of $0.50 per Unit to Unit holders of record as of June 30, 2008.

SECURED INCOME L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2008, 2007 AND 2006

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

Concentration of Credit Risk

The Partnership and Carrollton maintain their cash and cash equivalents and tenant security deposit balances in two financial institutions.  Of the Partnership’s cash and cash equivalents of $459,013, approximately $458,000 is held in a financial institution in which such amount is invested in a portfolio of securities that are direct obligations of the U.S. Treasury and are backed by the full faith and credit of the United States of America.  Of Carrollton’s cash and cash equivalents and tenant security deposits totaling $1,231,186, approximately $624,000 is held in a financial institution insured by the Securities Investor Protection Corporation (“SIPC”) and approximately $607,000 is held in a financial institution insured by the Federal Deposit Insurance Corporation Transaction Account Guarantee Program up to $250,000 through December 31, 2009.  The account that is covered by SIPC insurance has coverage which is limited to $500,000; while SIPC provides insurance for funds which are misappropriated, it does not insure amounts which may be lost as a result of changes in market conditions.

Note 11 - Fair Value of Financial Instruments

The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments.”  The estimated fair value of amounts has been determined using available market information, assumptions, estimates and valuation methodologies.

Cash and Cash Equivalents, Restricted Assets and Funded Reserves and Tenant Security Deposits

The carrying amount approximates fair value.

Accounts Receivable

The carrying amount approximates fair value due to the short-term nature of the receivable.

The estimated fair values of the Partnership’s other financial instruments as of December 31, 2008 and 2007 are disclosed elsewhere in the consolidated financial statements.

SECURED INCOME L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2008, 2007 AND 2006

Note 12 - Reconciliation of Financial Statement Income (Loss) to Taxable Income (Loss)

A reconciliation of the financial statement net income (loss) to the income tax income (loss) of the Partnership for the years ended December 31, 2008, 2007 and 2006 is as follows:

	2008	2007	2006

Financial statement net income (loss)	$(531,967)	$608,882	$58,199,517

Difference in gain on sale of property/write-off of remaining investment balance in Columbia	—	(1,531,210)	10,616,554

Depreciation recorded for tax purposes after cessation of depreciation for financial reporting	—	(21,799)	(201,597)

Excess depreciation for financial reporting purposes due to purchase accounting treatment, net of excess tax depreciation resulting from a step-up in basis (including adjustment described in Note 3)	1,114,665	(34,656)	(144,401)

Deferred revenue	(2,564)	—	(51,287)

Payment of related party expense items not deductible until paid for tax purposes under Internal Revenue Code Section 267	—	(40,036)	40,036

Amounts allocated to other partners of Carrollton and Columbia and other	5,867	(11,056)	(12,479,856)

Tax return income (loss)	$586,001	$(1,029,875)	$55,978,966

SECURED INCOME L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2008, 2007 AND 2006

Note 13 - Quarterly Financial Information (unaudited)

The following is a summary of results of operations for each of the four quarters for the years indicated:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2008

Revenue from continuing operations	$9,062	$2,513	$2,363	$2,690,929

Loss from continuing operations	(31,649)	(42,107)	(36,860)	(421,351)

Income (loss) from discontinued operations	201,299	151,077	209,840	(562,216)

Net income (loss)	169,650	278,620	172,980	(1,153,217)

Net income (loss) per unit of limited partnership interest	.17	.11	.17	(.99)

2007

Revenue from continuing operations	$17,953	$15,797	$11,094	$2,682,038

Income (loss) from continuing operations	(26,425)	(40,723)	(34,316)	756,621

Income (loss) from discontinued operations	192,621	189,578	186,339	(614,813)

Net income	166,196	148,855	152,023	141,808

Net income per unit of limited partnership interest	.17	.15	.15	.14

The amounts reflected for the fourth quarter for the year ended December 31, 2008 vary significantly from the amounts reflected for the first three quarters as a result of the property and equipment of Carrolton being reclassified from held for sale to held and used during the fourth quarter of 2008 (see Note 1).  Such reclassification has also impacted certain of the amounts reflected for the fourth quarter for the year ended December 31, 2007, which amounts have been reclassified to conform to the 2008 presentation.