Form 10-Q
period 2009-03-31
SECURED INCOME L P
filed 2009-05-14
CIK 804217

SECURITIES AND EXCHANGE COMMISSION
Washington, DC

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ________________

Commission File Number 0-17412

Secured Income L.P.
(Exact Name of Registrant as Specified in its Charter)

Delaware	06-1185846
State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization	Identification No.)

340 Pemberwick Road
Greenwich, Connecticut	06831
(Address of Principal Executive Offices)	Zip Code

Registrant's Telephone Number, Including Area Code:  (203) 869-0900

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  ☐   No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐Accelerated Filer ☐ Non-Accelerated Filer ☐ Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of May 14, 2009, there are 984,369 units outstanding.

SECURED INCOME L.P. AND SUBSIDIARY

Part I - Financial Information

Table of Contents

SECURED INCOME L.P. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2009	2008

ASSETS

Property and equipment, net of accumulated depreciation	$2,875,330	$2,974,071
Cash and cash equivalents	1,571,208	1,495,589
Restricted assets and funded reserves	828,616	705,956
Tenant security deposits	197,826	194,610
Accounts receivable	3,662
Prepaid expenses	80,389	190,031
Intangible assets, net of accumulated amortization	298,163	303,592

	$5,851,532	$5,867,511

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

Mortgage payable	$8,197,051	$8,254,369
Accounts payable and accrued expenses	113,061	91,560
Tenant security deposits payable	112,006	119,222
Due to general partners and affiliates	42,974	18,365

	8,465,092	8,483,516

Partners' equity (deficit)

Limited partners	1,175,520	1,173,099
General partners	(3,789,080)	(3,789,104)

	(2,613,560)	(2,616,005)

	$5,851,532	$5,867,511

See notes to consolidated financial statements.

SECURED INCOME L.P. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(Unaudited)

	2009	2008

REVENUE

Rental	$623,611	$674,260
Interest	1,108	9,062

TOTAL REVENUE	624,719	683,322

EXPENSES

Administrative and management	121,711	129,541
Operating and maintenance	142,004	140,643
Taxes and insurance	117,714	97,813
Financial	136,675	140,246
Depreciation and amortization	104,170	5,429

TOTAL EXPENSES	622,274	513,672

NET INCOME	$2,445	$169,650

NET INCOME ATTRIBUTABLE TO

Limited partners	$2,421	$167,954
General partners	24	1,696

	$2,445	$169,650

NET INCOME ALLOCATED PER UNIT OF LIMITED PARTNERSHIP INTEREST	$.00	$.17

See notes to consolidated financial statements.

SECURED INCOME L.P. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(Unaudited)

	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES

Net income	$2,445	$169,650
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	104,170	5,429
Increase in restricted assets and funded reserves	(122,660)	(102,117)
Decrease (increase) in tenant security deposits	(3,216)	760
Decrease in accounts receivable	3,662	3,174
Decrease in prepaid expenses	109,642	92,277
Increase in accounts payable and accrued expenses	21,501	24,562
Decrease (increase) in tenant security deposits payable	(7,216)	5,431
Increase in due to general partners and affiliates	24,609	24,609

Net cash provided by operating activities	132,937	223,775

CASH FLOWS FROM FINANCING ACTIVITIES

Principal payments on mortgage	(57,318)	(53,940)

Net cash used in financing activities	(57,318)	(53,940)

NET INCREASE IN CASH AND CASH EQUIVALENTS	75,619	169,835

Cash and cash equivalents at beginning of period	1,495,589	1,748,610

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,571,208	$1,918,445

SUPPLEMENTAL INFORMATION

Financial expenses paid	$125,382	$132,589

See notes to consolidated financial statements.

SECURED INCOME L.P. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(Unaudited)

1.
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information.  They do not include all information and footnotes required by GAAP for complete financial statements.  The results of operations are impacted significantly by the results of operations of the Carrollton Partnership (“Carrollton”), which are provided on an unaudited basis during interim periods.  Accordingly, the accompanying consolidated financial statements are dependent on such unaudited information.  In the opinion of the General Partners of the Partnership, the consolidated financial statements include all adjustments necessary to reflect fairly the results of the interim periods presented.  All adjustments are of a normal recurring nature.  No significant events have occurred subsequent to December 31, 2008 and no material contingencies exist which would require additional disclosure in the report under Regulation S-X, Rule 10-01 paragraph A-5.

Between mid 2006 and mid 2007, on three separate occasions with three different potential buyers, Carrollton reached agreements to sell its operating complex (“Fieldpointe”) at gross prices (before brokerage commissions and other selling costs) ranging from $25,500,000 to $27,100,000; however, on each occasion, the purchaser did not consummate the transaction.  More recently, in order to facilitate a sale of Fieldpointe, Carrollton’s general partners obtained a Phase I environmental report, an updated survey, title commitment and an independent appraisal of Fieldpointe in contemplation of providing a due diligence package to prospective purchasers.  Carrollton has also retained a national third party brokerage firm.  As of May 2009, eight non-binding written offers to purchase Fieldpointe have been received; a number of such offers are in the range of, or exceeding, $20,000,000.  Management considered the offers to be inadequate and, in one case, rejected the offer because it came from one of the prior potential purchasers that previously did not consummate the transaction after an agreement was reached.  The brokerage firm is continuing to actively market Fieldpointe.  At this time, it remains management’s intention to sell Fieldpointe; however, there can be no assurance that an acceptable offer will be received or that a sale will be consummated.  As a result of changes in market conditions and in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (“SFAS 144”), the property and equipment of Carrollton is classified as held and used in the accompanying consolidated balance sheets and Carrollton’s results of operations are classified as continuing operations in the accompanying consolidated statements of operations.  In the unaudited financial statements as of and for the three months ended March 31, 2008 as previously issued, a significant portion of Carrollton’s assets were classified as held for sale, a significant portion of Carrollton’s liabilities were classified as liabilities related to assets held for sale and virtually all of Carrollton’s results of operations were classified as discontinued operations; such amounts have been reclassified to conform to the current period presentation.  There was no depreciation expense recorded for the three months ended March 31, 2008 due to the property and equipment of Carrollton being classified as held for sale.

Certain prior period balances have been reclassified to conform to the current period presentation (see discussion above herein Note 1).

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”).  The current hierarchy of generally accepted accounting principles is set forth in the American Institute of Certified Public Accountants (“AICPA”) Statement on Auditing Standards (“SAS”) No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles” (“SAS 69”).  SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities.  SFAS 162 is effective 60 days following the Securities and Exchange Commission's (the “SEC”) approval of the Public Company Accounting Oversight Board’s proposed amendments to SAS 69.  The Partnership is currently evaluating the impact of SFAS 162 on its financial statements, but does not believe that the adoption of SFAS 162 will have a material effect on its financial condition or results of operations since SFAS 162 does not directly impact the accounting principles applied in the preparation of the Partnership’s financial statements.

The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the entire year.

SECURED INCOME L.P. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(Unaudited)

2.
Additional information, including the audited December 31, 2008 Consolidated Financial Statements and the Summary of Significant Accounting Policies, is included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2008 on file with the Securities and Exchange Commission.

SECURED INCOME L.P. AND SUBSIDIARY

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

Between mid 2006 and mid 2007, on three separate occasions with three different potential buyers, Carrollton reached agreements to sell Fieldpointe at gross prices (before brokerage commissions and other selling costs) ranging from $25,500,000 to $27,100,000; however, on each occasion, the purchaser did not consummate the transaction.  More recently, in order to facilitate a sale of Fieldpointe, Carrollton’s general partners obtained a Phase I environmental report, an updated survey, title commitment and an independent appraisal of Fieldpointe in contemplation of providing a due diligence package to prospective purchasers.  Carrollton has also retained a national third party brokerage firm. As of May 2009, eight non-binding written offers to purchase Fieldpointe have been received; a number of such offers are in the range of, or exceeding, $20,000,000.  Management considered the offers to be inadequate and, in one case, rejected the offer because it came from one of the prior potential purchasers that did not previously consummate the transaction after an agreement was reached.  The brokerage firm is continuing to actively market Fieldpointe.  At this time, it remains management’s intention to sell Fieldpointe; however, there can be no assurance that an acceptable offer will be received or that a sale will be consummated.  As a result of changes in market conditions and in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (“SFAS 144”), the property and equipment of Carrollton is classified as held and used in the accompanying consolidated balance sheets and Carrollton’s results of operations are classified as continuing operations in the accompanying consolidated statements of operations.  In the unaudited financial statements as of and for the three months ended March 31, 2008 as previously issued, a significant portion of Carrollton’s assets were classified as held for sale, a significant portion of Carrollton’s liabilities were classified as liabilities related to assets held for sale and virtually all of Carrollton’s results of operations were classified as discontinued operations; such amounts have been reclassified to conform to the current period presentation.  Following a sale of Fieldpointe, if consummated, Registrant intends to distribute the net proceeds to which it is entitled under Carrollton’s partnership agreement to its partners, less a reasonable reserve, in accordance with the terms and conditions of Registrant’s Partnership Agreement.  At such time, Registrant intends to dissolve.

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

In the event a sale of Fieldpointe does not take place, Registrant is not expected to have access to additional sources of financing.  Accordingly, if unforeseen contingencies arise that cause Fieldpointe to require capital in addition to that contributed by Registrant and any equity of Carrollton’s general partners, potential sources from which such capital needs will be able to be satisfied (other than reserves) would be additional equity contributions or voluntary loans from Carrollton’s general partners (which general partners are not required to fund such amounts) or other reserves, if any, which could adversely impact distributions from Carrollton to Registrant of operating cash flow and any sale or refinancing proceeds.

Results of Operations

Registrant generated cash from operations during the three months ended March 31, 2009 and cash and cash equivalents increased by approximately $76,000 during the period.  Property and equipment decreased as a result of depreciation expense.  Under accounting principles generally accepted in the United States of America (“GAAP”), there was no depreciation expense recorded for the three months ended March 31, 2008 due to the property and equipment of Carrollton being classified as held for sale.  Prepaid expenses decreased and restricted assets and funded reserves increased in the ordinary course of operations.  Mortgage payable decreased as a result of principal payments on Carrolton’s mortgage.

The discussion below refers to the operations of Carrollton and not that of Registrant as a whole.

SECURED INCOME L.P. AND SUBSIDIARY

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

Three Months Ended March 31, 2009

During the three months ended March 31, 2009, Carrollton's operations resulted in net income of approximately $36,000, which includes financial expenses and depreciation and amortization of approximately $137,000 and approximately $102,000, respectively.  As noted above under Liquidity and Capital Resources, there was no depreciation expense recorded for the three months ended March 31, 2008 as a result of the property and equipment of Fieldpointe being classified as held for sale.  Accordingly, Carrollton generated income from operating activities prior to financial expenses and amortization of approximately $276,000.  Mortgage principal payments during the period were approximately $57,000.  After considering the mandatory mortgage principal payments and required deposits to mortgage escrows, among other things, Fieldpointe generated cash flow of approximately $72,000 during the three months ended March 31, 2009.  There can be no assurance that the level of cash flow generated by Fieldpointe during the three months ended March 31, 2009 will continue in future periods.

Registrant’s results of operations for the three months ended March 31, 2009 reflect a decline as compared to the three months ended March 31, 2008.  Such decline is due primarily to a decrease in the average occupancy of Fieldpointe for the first three months of 2009 as compared to the first three months of 2008 and Carrollton’s recording of depreciation expense in fiscal 2009.

As of March 31, 2009, the occupancy of Fieldpointe was approximately 93%.  In the event a sale of Fieldpointe does not take place, the future operating results of Fieldpointe will be extremely dependent on market conditions and therefore may be subject to significant volatility.

Three Months Ended March 31, 2008

During the three months ended March 31, 2008, Carrollton's operations resulted in net income of approximately $205,000, which includes financial expenses and amortization of approximately $140,000 and approximately $4,000, respectively.  As noted above under Liquidity and Capital Resources, there was no depreciation expense recorded for the three months ended March 31, 2008 as a result of the property and equipment of Fieldpointe being classified as held for sale.  Accordingly, Carrollton generated income from operating activities prior to financial expenses and amortization of approximately $349,000.  Mortgage principal payments during the period were approximately $54,000.  After considering the mandatory mortgage principal payments and required deposits to mortgage escrows, among other things, Fieldpointe generated cash flow of approximately $142,000 during the three months ended March 31, 2008.  As of March 31, 2008, the occupancy of Fieldpointe was approximately 97%.

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

Registrant records its real estate assets at cost less accumulated depreciation and, if there are indications that impairment exists, adjusts the carrying value of those assets in accordance with SFAS 144.  In accordance with SFAS 144, long-lived assets, primarily property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable.  Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. For long-lived assets, Registrant recognizes an impairment loss only if its carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss based on the difference between the carrying amount and estimated fair value.  No such adjustment for impairment losses is required as of March 31, 2009.

SECURED INCOME L.P. AND SUBSIDIARY

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

New Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”).  The current hierarchy of generally accepted accounting principles is set forth in the American Institute of Certified Public Accountants (“AICPA”) Statement on Auditing Standards (“SAS”) No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles” (“SAS 69”).  SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities.  SFAS 162 is effective 60 days following the Securities and Exchange Commission's (the “SEC”) approval of the Public Company Accounting Oversight Board’s proposed amendments to SAS 69.  Registrant is currently evaluating the impact of SFAS 162 on its financial statements, but does not believe that the adoption of SFAS 162 will have a material effect on its financial condition or results of operations since SFAS 162 does not directly impact the accounting principles applied in the preparation of Registrant’s financial statements.

Forward-Looking Information

As a cautionary note, with the exception of historical facts, the matters discussed in this quarterly report on Form 10-Q are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”).  Forward-looking statements may relate to, among other things, current expectations, forecasts of future events, future actions, future performance generally, business development activities, capital expenditures, strategies, the outcome of contingencies, future financial results, financing sources and availability and the effects of regulation and competition.  Words such as “anticipate”, “expect”, “intend”, “plan”, “seek”, “estimate” and other words and terms of similar meaning in connection with discussions of future operating or financial performance signify forward-looking statements.  Registrant may also provide written forward-looking statements in other materials released to the public.  Such statements are made in good faith by Registrant pursuant to the “Safe Harbor” provisions of the Reform Act.  Registrant undertakes no obligation to update publicly or revise any forward-looking statement, whether as a result of new information, future events or otherwise.  Such forward-looking statements involve known risks, uncertainties and other factors that may cause Registrant’s actual results of operations or actions to be materially different from future results of operations or actions expressed or implied by the forward-looking statements.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk.

None.

Item 4.  Controls and Procedures.

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

Registrant has carried out an evaluation, under the supervision and the participation of its management, including the Chief Executive Officer and Chief Financial Officer of Wilder Richman Resources Corporation (“WRRC”), one of Registrant’s general partners, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of the three months ended March 31, 2009.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of WRRC concluded that Registrant’s disclosure controls and procedures were effective as of March 31, 2009.

SECURED INCOME L.P. AND SUBSIDIARY

Item 4T.  Internal Control Over Financial Reporting.

There were no changes in Registrant’s internal control over financial reporting during the three months ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, Registrant’s internal control over financial reporting.

SECURED INCOME L.P. AND SUBSIDIARY

Part II - Other Information

Item 1.         Legal Proceedings.

    None.

Item 1A.      Risk Factors.

Registrant is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this Item.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.         Defaults Upon Senior Securities.

None.

Item 4.         Submission of Matters to a Vote of Security Holders.

None.

Item 5.         Other Information.

None.

Item 6.         Exhibits.

Exhibit 31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
Exhibit 31.2 Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
Exhibit 32.1 Section 1350 Certification of Chief Executive Officer
Exhibit 32.2 Section 1350 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 14th day of May 2009.

SECURED INCOME L.P.

By:	Wilder Richman Resources Corporation, General Partner

	By:	/s/Richard Paul Richman
Richard Paul Richman
Chief Executive Officer

	By:	/s/James Hussey
James Hussey
Chief Financial Officer

By:	WRC-87A Corporation, General Partner

	By:	/s/Richard Paul Richman
Richard Paul Richman
Executive Vice President and Treasurer