Form 10-Q
period 2009-06-30
SECURED INCOME L P
filed 2009-08-04
CIK 804217

SECURITIES AND EXCHANGE COMMISSION
Washington, DC

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2009

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ____  to ____

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

Yes  ☐  No  ☒

As of August 4, 2009, there are 984,369 units of limited partnership interest outstanding.

SECURED INCOME L.P. AND SUBSIDIARY

Part I - Financial Information.

Table of Contents

SECURED INCOME L.P. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2009	2008

ASSETS

Property and equipment, net of accumulated depreciation	$2,776,590	$2,974,071
Cash and cash equivalents	1,613,452	1,495,589
Restricted assets and funded reserves	802,644	705,956
Tenant security deposits	106,756	194,610
Accounts receivable	3,490	3,662
Prepaid expenses	141,554	190,031
Intangible assets, net of accumulated amortization	292,734	303,592

	$5,737,220	$5,867,511

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

Mortgage payable	$8,138,856	$8,254,369
Accounts payable and accrued expenses	106,994	91,560
Tenant security deposits payable	98,290	119,222
Due to general partners and affiliates	27,547	18,365

	8,371,687	8,483,516

Partners' equity (deficit)

Limited partners	1,154,822	1,173,099
General partners	(3,789,289)	(3,789,104)

	(2,634,467)	(2,616,005)

	$5,737,220	$5,867,511

See notes to consolidated financial statements.

SECURED INCOME L.P. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2009 AND 2008
(Unaudited)

	Three Months	Six Months	Three Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2009	June 30, 2009	June 30, 2008	June 30, 2008

REVENUE

Rental	$662,371	$1,285,982	$676,821	$1,351,081
Interest	260	1,368	2,513	11,575

TOTAL REVENUE	662,631	1,287,350	679,334	1,362,656

EXPENSES

Administrative and management	128,139	249,850	134,229	263,770
Operating and maintenance	158,498	300,502	196,693	337,336
Taxes and insurance	113,954	231,668	90,494	188,307
Financial	135,588	272,263	143,519	283,765
Depreciation and amortization	104,169	208,339	5,429	10,858

TOTAL EXPENSES	640,348	1,262,622	570,364	1,084,036

NET INCOME	$22,283	$24,728	$108,970	$278,620

NET INCOME ATTRIBUTABLE TO

Limited partners	$22,060	$24,481	$107,880	$275,834
General partners	223	247	1,090	2,786

	$22,283	$24,728	$108,970	$278,620

NET INCOME ALLOCATED PER UNIT OF LIMITED PARTNERSHIP INTEREST	$.02	$.02	$.11	$.28

See notes to consolidated financial statements.

SECURED INCOME L.P. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(Unaudited)

	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES

Net income	$24,728	$278,620
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	208,339	10,857
Decrease (increase) in restricted assets and funded reserves	(96,688)	41,078
Decrease (increase) in tenant security deposits	87,854	(14,963)
Decrease in accounts receivable	172	2,177
Decrease (increase) in prepaid expenses	48,477	(70,123)
Increase in accounts payable and accrued expenses	15,434	40,679
Increase (decrease) in tenant security deposits payable	(20,932)	7,839
Increase in due to general partners and affiliates	9,182	29,201

Net cash provided by operating activities	276,566	325,365

CASH FLOWS FROM FINANCING ACTIVITIES

Distributions to partners	(43,190)
Principal payments on mortgage	(115,513)	(108,705)

Net cash used in financing activities	(158,703)	(108,705)

NET INCREASE IN CASH AND CASH EQUIVALENTS	117,863	216,660

Cash and cash equivalents at beginning of period	1,495,589	1,748,610

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,613,452	$1,965,270

SUPPLEMENTAL INFORMATION

Financial expenses paid	$294,214	$292,832

See notes to consolidated financial statements.

SECURED INCOME L.P. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
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

Between mid 2006 and mid 2007, on three separate occasions with three different potential buyers, Carrollton reached agreements to sell its operating complex (“Fieldpointe”) at gross prices (before brokerage commissions and other selling costs) ranging from $25,500,000 to $27,100,000; however, on each occasion, the purchaser did not consummate the transaction.  More recently, in order to facilitate a sale of Fieldpointe, Carrollton’s general partners obtained a Phase I environmental report, an updated survey, title commitment and an independent appraisal of Fieldpointe in contemplation of providing a due diligence package to prospective purchasers.  Carrollton also retained a national third party brokerage firm. As of June 2009, approximately eight non-binding written offers to purchase Fieldpointe have been received; a number of such offers are in the range of, or exceeding, $20,000,000.  Management considered the offers to be inadequate and, in one case, rejected the offer because it came from one of the prior potential purchasers that previously did not consummate the transaction after an agreement was reached.  Fieldpointe remains on the market for sale and, at this time, it remains management’s intention to sell Fieldpointe; however, there can be no assurance that an acceptable offer will be received or that a sale will be consummated.  As a result of changes in market conditions and in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (“SFAS 144”), the property and equipment of Carrollton is classified as held and used in the accompanying consolidated balance sheets and Carrollton’s results of operations are classified as continuing operations in the accompanying consolidated statements of operations.  In the unaudited financial statements as of June 30, 2008 and for the three and six month periods then ended as previously issued, a significant portion of Carrollton’s assets were classified as held for sale, a significant portion of Carrollton’s liabilities were classified as liabilities related to assets held for sale and virtually all of Carrollton’s results of operations were classified as discontinued operations; such amounts have been reclassified to conform to the current period presentation.  There was no depreciation expense recorded for the three and six month periods ended June 30, 2008 due to the property and equipment of Carrollton being classified as held for sale.

Certain prior period balances have been reclassified to conform to the current period presentation (see discussion above herein Note 1).

The results of operations for the six months ended June 30, 2009 are not necessarily indicative of the results to be expected for the entire year.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which interprets Statement of Financial Accounting Standard (“SFAS”) No. 109, “Accounting for Income Taxes” (“SFAS 109”).  FIN 48 requires all taxpayers to analyze all material positions they have taken or plan to take in all tax returns that have been filed or should have been filed with all taxing authorities for all years still subject to challenge by those taxing authorities.  If the position taken is “more-likely-than-not” to be sustained by the taxing authority on its technical merits and if there is more than a 50% likelihood that the position would be sustained if challenged and considered by the highest court in the relevant jurisdiction, the tax consequences of that position should be reflected in the taxpayer’s GAAP financial statements.  Earlier proposed interpretations of SFAS 109 had recommended a “probable” standard for recognition of tax consequences rather than the “more-likely-than-not” standard finally adopted.  Because the Partnership is a pass-through entity and is not required to pay income taxes, FIN 48 does not currently have any impact on its consolidated financial statements.

SECURED INCOME L.P. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(Unaudited)

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements.  SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements.  Accordingly, SFAS 157 does not require any new fair value measurements.  SFAS 157 is effective for fiscal years beginning after November 15, 2007.  The Partnership adopted SFAS 157 effective January 1, 2008.  On February 6, 2008 the FASB approved the Financial Staff Position (“FSP”) that will defer the effective date of SFAS 157 by one year for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  The partial adoption of SFAS 157 for financial assets and liabilities did not have a material impact on the Partnership’s consolidated financial position, results of operations or cash flows.

The Partnership adopted SFAS 157 as of January 1, 2008, with the exception of the application of the statement to nonrecurring nonfinancial assets and nonfinancial liabilities.  Nonrecurring nonfinancial assets and liabilities for which the Partnership has not applied the provisions of SFAS 157 include property and equipment and intangible assets measured at fair value for impairment testing.  The Partnership’s full adoption of SFAS 157 as of January 1, 2009 did not have an impact on its consolidated financial statements.

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

Financial assets accounted for at historical cost which approximates fair value on a recurring basis as of June 30, 2009 include cash and cash equivalents of $1,613,452, restricted assets and funded reserves of $802,644 and tenant security deposits of $106,756 as reflected in the accompanying consolidated balance sheet.  These assets are carried at historical cost which approximates fair value based on quoted market prices for identical securities (Level 1 inputs).

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”).  SFAS 160 replaces the concept of minority interest with noncontrolling interests in subsidiaries.  Noncontrolling interests will now be reported as a component of equity in the consolidated statement of financial position.  Earnings attributable to noncontrolling interests will continue to be reported as a part of consolidated earnings; however, SFAS 160 requires that income attributable to both controlling and noncontrolling interests be presented separately on the face of the consolidated income statement.  In addition, SFAS 160 provides that when losses attributable to noncontrolling interests exceed the noncontrolling interest’s basis, losses continue to be attributed to the noncontrolling interest as opposed to being absorbed by the consolidating entity.  SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests.  All other requirements of SFAS 160 shall be applied prospectively.  SFAS 160 is effective for the first annual reporting period beginning on or after December 15, 2008. The Partnership is currently determining the impact of the adoption of SFAS 160 on its consolidated financial position and results of operations.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”).  The current hierarchy of generally accepted accounting principles is set forth in the American Institute of Certified Public Accountants (“AICPA”) Statement on Auditing Standards (“SAS”) No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles” (“SAS 69”).  SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities.  SFAS 162 is effective 60 days following the Securities and Exchange Commission's (the “SEC”) approval of the Public Company Accounting Oversight Board’s proposed amendments to SAS 69.  The Partnership is currently evaluating the impact of SFAS 162 on its consolidated financial statements, but does not believe that the adoption of SFAS 162 will have a material effect on its consolidated financial condition or results of operations since SFAS 162 does not directly impact the accounting principles applied in the preparation of the Partnership’s consolidated financial statements.

SECURED INCOME L.P. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(Unaudited)

In April 2009, the FASB issued FSP 107-1 and APB 28-1 “Interim Disclosures about Fair Value of Financial Instruments.”  The FSP requires disclosure about the method and significant assumptions used to establish the fair value of financial instruments for interim reporting periods as well as annual statements.  The FSP is effective for the Partnership as of June 30, 2009 and its adoption did not impact the Partnership’s consolidated financial condition or results of operations.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”).  SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  SFAS 165 is effective for the Partnership as of June 30, 2009 and its adoption did not have an impact on the Partnership’s consolidated financial condition or results of operations.

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

Liquidity and Capital Resources

Between mid 2006 and mid 2007, on three separate occasions with three different potential buyers, Carrollton reached agreements to sell Fieldpointe at gross prices (before brokerage commissions and other selling costs) ranging from $25,500,000 to $27,100,000; however, on each occasion, the purchaser did not consummate the transaction.  More recently, in order to facilitate a sale of Fieldpointe, Carrollton’s general partners obtained a Phase I environmental report, an updated survey, title commitment and an independent appraisal of Fieldpointe in contemplation of providing a due diligence package to prospective purchasers.  Carrollton also retained a national third party brokerage firm.  As of August 2009, approximately eight non-binding written offers to purchase Fieldpointe have been received; a number of such offers are in the range of, or exceeding, $20,000,000.  Management considered the offers to be inadequate and, in one case, rejected the offer because it came from one of the prior potential purchasers that previously did not consummate the transaction after an agreement was reached.  Fieldpointe remains on the market for sale and, at this time, it remains management’s intention to sell Fieldpointe; however, there can be no assurance that an acceptable offer will be received or that a sale will be consummated.  As a result of changes in market conditions and in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (“SFAS 144”), the property and equipment of Carrollton is classified as held and used in the accompanying consolidated balance sheets and Carrollton’s results of operations are classified as continuing operations in the accompanying consolidated statements of operations.  In the unaudited financial statements as of June 30, 2008 and for the three and six month periods then ended as previously issued, a significant portion of Carrollton’s assets were classified as held for sale, a significant portion of Carrollton’s liabilities were classified as liabilities related to assets held for sale and virtually all of Carrollton’s results of operations were classified as discontinued operations; such amounts have been reclassified to conform to the current period presentation.  Following a sale of Fieldpointe, if consummated, Registrant intends to distribute the net proceeds to which it is entitled under Carrollton’s partnership agreement to its partners, less a reasonable reserve, in accordance with the terms and conditions of Registrant’s Partnership Agreement.  At such time, Registrant intends to dissolve.

Registrant's primary sources of funds are currently rents generated by Fieldpointe and interest derived from deposits, certain of which are restricted in accordance with the terms of Fieldpointe’s mortgage.  Registrant's investment would normally be considered highly illiquid if not for the potential sale of Fieldpointe.

Registrant made a distribution on July 21, 2009 in the amount of approximately $0.50 per Unit to Unit holders of record as of June 30, 2009.  If a sale of Fieldpointe is not completed, or near completion, in 2009 or early in 2010, Registrant expects to make an additional distribution of approximately $0.25 per Unit in the first quarter of 2010 to Unit holders of record as of December 31, 2009.  Registrant’s ability to make such distributions assumes that the cash flow generated by Fieldpointe remains relatively stable and that there are no unanticipated major expenditures or reserve requirements to be funded.  Accordingly, there can be no certainty as to the payment of future distributions or the amount and timing of such distributions.  The distribution reflected in the accompanying financial statements as of and for the six months ended June 30, 2009 represents withholding taxes paid by Registrant to the State of Maryland on behalf of the partners.

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

Results of Operations

Registrant generated cash from operations during the six months ended June 30, 2009 and cash and cash equivalents increased by approximately $118,000 during the period.  Property and equipment decreased as a result of depreciation expense.  Under accounting principles generally accepted in the United States of America (“GAAP”), there was no depreciation expense recorded for the six months ended June 30, 2008 due to the property and equipment of Carrollton being classified as held for sale.  Prepaid expenses decreased and restricted assets and funded reserves increased in the ordinary course of operations.  Excess tenant security deposits funded were transferred to cash and cash equivalents during the period.  Mortgage payable decreased as a result of principal payments on Carrollton’s mortgage.

SECURED INCOME L.P. AND SUBSIDIARY

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

The discussion below refers primarily to the operations of Carrollton and not that of Registrant as a whole.

Six Months Ended June 30, 2009

During the six months ended June 30, 2009, Carrollton's operations resulted in net income of approximately $105,000, which includes financial expenses and depreciation and amortization of approximately $272,000 and approximately $205,000, respectively.  As noted above under Liquidity and Capital Resources, there was no depreciation expense recorded for the six months ended June 30, 2008 as a result of the property and equipment of Fieldpointe being classified as held for sale.  Accordingly, Carrollton generated income from operating activities prior to financial expenses and depreciation and amortization of approximately $582,000.  Mortgage principal payments during the period were approximately $116,000.  After considering the mandatory mortgage principal payments and required deposits to mortgage escrows, among other things, Fieldpointe generated cash flow of approximately $175,000 during the six months ended June 30, 2009.  There can be no assurance that the level of cash flow generated by Fieldpointe during the six months ended June 30, 2009 will continue in future periods.

Although there was some improvement during the second quarter of 2009, Registrant’s results of operations for the six months ended June 30, 2009 reflect a decline as compared to the six months ended June 30, 2008.  Such decline is due primarily to a decrease in the average occupancy of Fieldpointe for the first six months of 2009 as compared to the first six months of 2008 and Carrollton’s recording of depreciation expense in 2009.

As of June 30, 2009, the occupancy of Fieldpointe was approximately 93%.  In the event a sale of Fieldpointe does not take place, the future operating results of Fieldpointe will be extremely dependent on market conditions and therefore may be subject to significant volatility.

Six Months Ended June 30, 2008

During the six months ended June 30, 2008, Carrollton's operations resulted in net income of approximately $356,000, which includes financial expenses and amortization of approximately $284,000 and approximately $8,000, respectively.  As noted above under Liquidity and Capital Resources, there was no depreciation expense recorded for the six months ended June 30, 2008 as a result of the property and equipment of Fieldpointe being classified as held for sale.  Accordingly, Carrollton generated income from operating activities prior to financial expenses and amortization of approximately $648,000.  Mortgage principal payments during the period were approximately $109,000.  After considering the mandatory mortgage principal payments and required deposits to mortgage escrows, among other things, Fieldpointe generated cash flow of approximately $233,000 during the six months ended June 30, 2008.  As of June 30, 2008, the occupancy of Fieldpointe was approximately 97%.

Critical Accounting Policies and Estimates

The accompanying unaudited consolidated financial statements are prepared in accordance with GAAP, which requires Registrant to make certain estimates and assumptions.  The following section is a summary of certain aspects of those accounting policies that may require subjective or complex judgments and are most important to the portrayal of Registrant’s consolidated financial condition and results of operations.  Registrant believes that there is a low probability that the use of different estimates or assumptions in making these judgments would result in materially different amounts being reported in the consolidated financial statements.

Registrant records its real estate assets at cost less accumulated depreciation and, if there are indications that impairment exists, adjusts the carrying value of those assets in accordance with SFAS 144.  In accordance with SFAS 144, long-lived assets, primarily property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable.  Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. For long-lived assets, Registrant recognizes an impairment loss only if its carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss based on the difference between the carrying amount and estimated fair value.  No such adjustment for impairment losses is required as of June 30, 2009.

SECURED INCOME L.P. AND SUBSIDIARY

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which interprets Statement of Financial Accounting Standard (“SFAS”) No. 109, “Accounting for Income Taxes” (“SFAS 109”).  FIN 48 requires all taxpayers to analyze all material positions they have taken or plan to take in all tax returns that have been filed or should have been filed with all taxing authorities for all years still subject to challenge by those taxing authorities.  If the position taken is “more-likely-than-not” to be sustained by the taxing authority on its technical merits and if there is more than a 50% likelihood that the position would be sustained if challenged and considered by the highest court in the relevant jurisdiction, the tax consequences of that position should be reflected in the taxpayer’s GAAP financial statements.  Earlier proposed interpretations of SFAS 109 had recommended a “probable” standard for recognition of tax consequences rather than the “more-likely-than-not” standard finally adopted.  Because Registrant is a pass-through entity and is not required to pay income taxes, FIN 48 does not currently have any impact on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements.  SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements.  Accordingly, SFAS 157 does not require any new fair value measurements.  SFAS 157 is effective for fiscal years beginning after November 15, 2007.  Registrant adopted SFAS 157 effective January 1, 2008.  On February 6, 2008 the FASB approved the Financial Staff Position (“FSP”) that will defer the effective date of SFAS 157 by one year for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  The partial adoption of SFAS 157 for financial assets and liabilities did not have a material impact on Registrant’s consolidated financial position, results of operations or cash flows.

Registrant adopted SFAS 157 as of January 1, 2008, with the exception of the application of the statement to nonrecurring nonfinancial assets and nonfinancial liabilities.  Nonrecurring nonfinancial assets and liabilities for which Registrant has not applied the provisions of SFAS 157 include property and equipment and intangible assets measured at fair value for impairment testing.  Registrant’s full adoption of SFAS 157 as of January 1, 2009 did not have an impact on its consolidated financial statements.

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

Financial assets accounted for at historical cost which approximates fair value on a recurring basis as of June 30, 2009 include cash and cash equivalents of $1,613,452, restricted assets and funded reserves of $802,644 and tenant security deposits of $106,756 as reflected in the accompanying consolidated balance sheet.  These assets are carried at historical cost which approximates fair value based on quoted market prices for identical securities (Level 1 inputs).

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”).  SFAS 160 replaces the concept of minority interest with noncontrolling interests in subsidiaries.  Noncontrolling interests will now be reported as a component of equity in the consolidated statement of financial position.  Earnings attributable to noncontrolling interests will continue to be reported as a part of consolidated earnings; however, SFAS 160 requires that income attributable to both controlling and noncontrolling interests be presented separately on the face of the consolidated income statement.  In addition, SFAS 160 provides that when losses attributable to noncontrolling interests exceed the noncontrolling interest’s basis, losses continue to be attributed to the noncontrolling interest as opposed to being absorbed by the consolidating entity.  SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests.  All other requirements of SFAS 160 shall be applied prospectively.  SFAS 160 is effective for the first annual reporting period beginning on or after December 15, 2008.  Registrant is currently determining the impact of the adoption of SFAS 160 on its consolidated financial position and results of operations.

SECURED INCOME L.P. AND SUBSIDIARY

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”).  The current hierarchy of generally accepted accounting principles is set forth in the American Institute of Certified Public Accountants (“AICPA”) Statement on Auditing Standards (“SAS”) No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles” (“SAS 69”).  SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities.  SFAS 162 is effective 60 days following the Securities and Exchange Commission's (the “SEC”) approval of the Public Company Accounting Oversight Board’s proposed amendments to SAS 69.  Registrant is currently evaluating the impact of SFAS 162 on its consolidated financial statements, but does not believe that the adoption of SFAS 162 will have a material effect on its consolidated financial condition or results of operations since SFAS 162 does not directly impact the accounting principles applied in the preparation of Registrant’s consolidated financial statements.

In April 2009, the FASB issued FSP 107-1 and APB 28-1 “Interim Disclosures about Fair Value of Financial Instruments.”  The FSP requires disclosure about the method and significant assumptions used to establish the fair value of financial instruments for interim reporting periods as well as annual statements.  The FSP is effective for Registrant as of June 30, 2009 and its adoption did not impact Registrant’s consolidated financial condition or results of operations.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”).  SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  SFAS 165 is effective for Registrant as of June 30, 2009 and its adoption did not have an impact on Registrant’s consolidated financial condition or results of operations.

Forward-Looking Information

As a cautionary note, with the exception of historical facts, the matters discussed in this quarterly report on Form 10-Q are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”).  Forward-looking statements may relate to, among other things, current expectations, forecasts of future events, future actions, future performance generally, business development activities, capital expenditures, strategies, the outcome of contingencies, future financial results, financing sources and availability and the effects of regulation and competition.  Words such as “anticipate,” “expect,” “intend,” “plan,” “seek,” “estimate” and other words and terms of similar meaning in connection with discussions of future operating or financial performance signify forward-looking statements.  Registrant may also provide written forward-looking statements in other materials released to the public.  Such statements are made in good faith by Registrant pursuant to the “Safe Harbor” provisions of the Reform Act.  Registrant undertakes no obligation to update publicly or revise any forward-looking statement, whether as a result of new information, future events or otherwise.  Such forward-looking statements involve known risks, uncertainties and other factors that may cause Registrant’s actual results of operations or actions to be materially different from future results of operations or actions expressed or implied by the forward-looking statements.

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

SECURED INCOME L.P. AND SUBSIDIARY

Item 4.  Controls and Procedures (continued).

Registrant has carried out an evaluation, under the supervision and the participation of its management, including the Chief Executive Officer and Chief Financial Officer of Wilder Richman Resources Corporation (“WRRC”), one of Registrant’s general partners, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of the three months ended June 30, 2009.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of WRRC concluded that Registrant’s disclosure controls and procedures were effective as of June 30, 2009.

Item 4T.  Internal Control Over Financial Reporting.

There were no changes in Registrant’s internal control over financial reporting during the three months ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, Registrant’s internal control over financial reporting.

SECURED INCOME L.P. AND SUBSIDIARY

Part II - Other Information.

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

Exhibit 31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
Exhibit 31.2 Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
Exhibit 32.1 Section 1350 Certification of Chief Executive Officer.
Exhibit 32.2 Section 1350 Certification of Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 4th day of August 2009.

SECURED INCOME L.P.

By:	Wilder Richman Resources Corporation, General Partner

	By:	/s/Richard Paul Richman
Richard Paul Richman
Chief Executive Officer

	By:	/s/James Hussey
James Hussey
Chief Financial Officer

By:	WRC-87A Corporation, General Partner

	By:	/s/Richard Paul Richman
Richard Paul Richman
Executive Vice President and Treasurer