Form 10-Q
period 2009-09-30
SECURED INCOME L P
filed 2009-11-13
CIK 804217

SECURITIES AND EXCHANGE COMMISSION
Washington, DC
_________________________

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2009

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

Yes ☐  No ☒

As of November 13, 2009, there are 984,369 units of limited partnership interest outstanding.

SECURED INCOME L.P. AND SUBSIDIARY

Part I - Financial Information.

Table of Contents

SECURED INCOME L.P. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2009	2008

ASSETS

Property and equipment, net of accumulated depreciation	$2,677,848	$2,974,071
Cash and cash equivalents	799,074	1,495,589
Mortgage escrows	619,704	705,956
Tenant security deposits	83,884	194,610
Accounts receivable	2,461	3,662
Prepaid expenses	331,820	190,031
Intangible assets, net of accumulated amortization	287,306	303,592

	$4,802,097	$5,867,511

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

Mortgage payable	$8,079,770	$8,254,369
Accounts payable and accrued expenses	110,522	91,560
Tenant security deposits payable	64,665	119,222
Due to general partners and affiliates	13,774	18,365

	8,268,731	8,483,516

Partners' equity (deficit)

Limited partners	617,792	1,173,099
General partners	(4,084,426)	(3,789,104)

	(3,466,634)	(2,616,005)

	$4,802,097	$5,867,511

See notes to consolidated financial statements.

SECURED INCOME L.P. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2009 AND 2008
(Unaudited)

	Three Months	Nine Months	Three Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2009	2008	2008

REVENUE

Rental	$607,095	$1,893,077	$681,362	$2,032,443
Interest	78	1,446	2,363	13,938

TOTAL REVENUE	607,173	1,894,523	683,725	2,046,381

EXPENSES

Administrative and management	126,504	376,354	111,319	375,089
Operating and maintenance	174,828	475,330	137,268	474,604
Taxes and insurance	112,273	343,941	118,241	306,548
Financial	134,696	406,959	138,489	422,254
Depreciation and amortization	104,170	312,509	5,428	16,286

TOTAL EXPENSES	652,471	1,915,093	510,745	1,594,781

NET INCOME (LOSS)	$(45,298)	$(20,570)	$172,980	$451,600

NET INCOME (LOSS) ATTRIBUTABLE TO

Limited partners	$(44,845)	$(20,364)	$171,250	$447,084
General partners	(453)	(206)	1,730	4,516

	$(45,298)	$(20,570)	$172,980	$451,600

NET INCOME (LOSS) ALLOCATED PER UNIT OF LIMITED PARTNERSHIP INTEREST	$(.04)	$(.02)	$.17	$.45

See notes to consolidated financial statements.

SECURED INCOME L.P. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Unaudited)

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(20,570)	$451,600
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	312,509	16,286
Decrease in mortgage escrows	86,252	76,765
Decrease (increase) in tenant security deposits	110,726	(27,103)
Decrease in accounts receivable	1,201	3,625
Increase in prepaid expenses	(141,789)	(120,300)
Increase in accounts payable and accrued expenses	18,962	18,540
Increase (decrease) in tenant security deposits payable	(54,557)	13,367
Decrease in due to general partners and affiliates	(4,591)	(4,591)

Net cash provided by operating activities	308,143	428,189

CASH FLOWS FROM FINANCING ACTIVITIES

Distributions to partners	(830,059)	(495,546)
Principal payments on mortgage	(174,599)	(164,402)

Net cash used in financing activities	(1,004,658)	(659,948)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(696,515)	(231,759)

Cash and cash equivalents at beginning of period	1,495,589	1,748,610

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$799,074	$1,516,851

SUPPLEMENTAL INFORMATION

Financial expenses paid	$417,828	$425,420

See notes to consolidated financial statements.

SECURED INCOME L.P. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(Unaudited)

1.
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. They do not include all information and footnotes required by GAAP for complete financial statements. The results of operations are impacted significantly by the results of operations of the Carrollton Partnership (“Carrollton”), which are provided on an unaudited basis during interim periods. Accordingly, the accompanying consolidated financial statements are dependent on such unaudited information. In the opinion of the general partners of the Partnership (the “General Partners”), the accompanying consolidated financial statements include all adjustments necessary to reflect fairly the results of the interim periods presented. All adjustments are of a normal recurring nature. No significant events have occurred subsequent to December 31, 2008 that have not been reflected herein and no material contingencies exist which would require additional disclosure in the report under Regulation S-X, Rule 10-01 paragraph A-5.

Between mid 2006 and mid 2007, on three separate occasions with three different potential buyers, Carrollton reached agreements to sell its operating complex (“Fieldpointe”) at gross prices (before brokerage commissions and other selling costs) ranging from $25,500,000 to $27,100,000; however, on each occasion, the purchaser did not consummate the transaction. More recently, in order to facilitate a sale of Fieldpointe, Carrollton’s general partners obtained a Phase I environmental report, an updated survey, title commitment and an independent appraisal of Fieldpointe in contemplation of providing a due diligence package to prospective purchasers. Carrollton also retained a national third party brokerage firm. As of September 30, 2009, approximately eight non-binding written offers to purchase Fieldpointe have been received; a number of such offers are in the range of, or exceeding, $20,000,000. Management considered the offers to be inadequate and, in one case, rejected the offer because it came from one of the prior potential purchasers that previously did not consummate the transaction after an agreement was reached. Fieldpointe remains on the market for sale; however, given the current real estate markets, the Carrollton general partners believe the likelihood that an acceptable offer might be received in the near term is not probable. At this time, it remains management’s intention to sell Fieldpointe; however, the Carrollton general partners cannot accurately predict the near term direction of the real estate markets, and there can be no assurance that an acceptable offer will be received or that a sale will be consummated. As a result, and in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," as codified by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360; Subtopic 10, the property and equipment of Carrollton is classified as held and used in the accompanying consolidated balance sheets and Carrollton’s results of operations are classified as continuing operations in the accompanying consolidated statements of operations. In the unaudited consolidated financial statements as of September 30, 2008 and for the three and nine month periods then ended as previously issued, a significant portion of Carrollton’s assets were classified as held for sale, a significant portion of Carrollton’s liabilities were classified as liabilities related to assets held for sale and virtually all of Carrollton’s results of operations were classified as discontinued operations; such amounts have been reclassified to conform to the current period presentation. There was no depreciation expense recorded for the three and nine month periods ended September 30, 2008 due to the property and equipment of Carrollton being classified as held for sale.

Certain prior period balances have been reclassified to conform to the current period presentation (see discussion above herein Note 1).

The results of operations for the nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for the entire year.

SECURED INCOME L.P. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2009
(Unaudited)

Recent Accounting Pronouncements

The FASB issued Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes,” as codified by ASC Topic 740; Subtopic 10, which interprets SFAS No. 109, “Accounting for Income Taxes,” as codified by ASC Topic 740; Subtopic 10. ASC Topic 740; Subtopic 10 requires all taxpayers to analyze all material positions they have taken or plan to take in all tax returns that have been filed or should have been filed with all taxing authorities for all years still subject to challenge by those taxing authorities. If the position taken is “more-likely-than-not” to be sustained by the taxing authority on its technical merits and if there is more than a 50% likelihood that the position would be sustained if challenged and considered by the highest court in the relevant jurisdiction, the tax consequences of that position should be reflected in the taxpayer’s GAAP financial statements. Earlier proposed interpretations of ASC Topic 740; Subtopic 10 had recommended a “probable” standard for recognition of tax consequences rather than the “more-likely-than-not” standard finally adopted. Because the Partnership is a pass-through entity and is not required to pay income taxes, ASC Topic 740; Subtopic 10 does not currently have any impact on its consolidated financial statements.

The FASB issued SFAS No. 157, “Fair Value Measurements,” as codified by ASC Topic 820, which defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements.  ASC Topic 820 applies to other accounting pronouncements that require or permit fair value measurements. Accordingly, ASC Topic 820 does not require any new fair value measurements. ASC Topic 820 is effective for fiscal years beginning after November 15, 2007. The Partnership adopted ASC Topic 820 effective January 1, 2008. On February 6, 2008 the FASB approved the Financial Staff Position (“FSP”) that deferred the effective date of ASC Topic 820 by one year for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  The partial adoption of ASC Topic 820 for financial assets and liabilities did not have a material impact on the Partnership’s consolidated financial position, results of operations or cash flows.

The Partnership adopted ASC Topic 820 as of January 1, 2008, with the exception of the application of the statement to nonrecurring nonfinancial assets and nonfinancial liabilities. Nonrecurring nonfinancial assets and liabilities for which the Partnership has not applied the provisions of ASC Topic 820 include property and equipment and intangible assets measured at fair value for impairment testing. The Partnership’s full adoption of ASC Topic 820 as of January 1, 2009 did not have an impact on its consolidated financial statements.

ASC Topic 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.  These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets for identical assets or liabilities; Level 2, defined as inputs other than quoted prices for similar assets or liabilities in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

Financial assets accounted for at historical cost which approximates fair value on a recurring basis as of September 30, 2009 include cash and cash equivalents of $799,074, mortgage deposits of $619,704 and tenant security deposits of $83,884 as reflected in the accompanying consolidated balance sheet. These assets are carried at historical cost which approximates fair value based on quoted market prices for identical securities (Level 1 inputs).

The FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51,” as codified by ASC Topic 810, which replaces the concept of minority interest with noncontrolling interests in subsidiaries. Noncontrolling interests will now be reported as a component of equity in the consolidated statement of financial position. Earnings attributable to noncontrolling interests will continue to be reported as a part of consolidated earnings; however, ASC Topic 810 requires that income attributable to both controlling and noncontrolling interests be presented separately on the face of the consolidated income statement. In addition, ASC Topic 810 provides that when losses attributable to noncontrolling interests exceed the noncontrolling interest’s basis, losses continue to be attributed to the noncontrolling interest as opposed to being absorbed by the consolidating entity. ASC Topic 810 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of ASC Topic 810 shall be applied prospectively. ASC Topic 810 is effective for the first annual reporting period beginning on or after December 15, 2008. The Partnership is currently determining the impact of the adoption of ASC Topic 810 on its consolidated financial position and results of operations.

SECURED INCOME L.P. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2009
(Unaudited)

In April 2009, the FASB issued FSP 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” as codified by ASC Topic 825; Subtopic 10, which requires disclosure about the method and significant assumptions used to establish the fair value of financial instruments for interim reporting periods as well as annual statements.  ASC Topic 825; Subtopic 10 is effective for the Partnership as of June 30, 2009 and its adoption did not impact the Partnership’s consolidated financial condition or results of operations.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” as codified by ASC Topic 855, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  ASC Topic 855 is effective for the Partnership as of June 30, 2009 and its adoption did not have an impact on the Partnership’s consolidated financial condition or results of operations.

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

SECURED INCOME L.P. AND SUBSIDIARY

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

Between mid 2006 and mid 2007, on three separate occasions with three different potential buyers, the Carrollton Partnership (“Carrollton”) reached agreements to sell its operating complex (“Fieldpointe”) at gross prices (before brokerage commissions and other selling costs) ranging from $25,500,000 to $27,100,000; however, on each occasion, the purchaser did not consummate the transaction. More recently, in order to facilitate a sale of Fieldpointe, Carrollton’s general partners obtained a Phase I environmental report, an updated survey, title commitment and an independent appraisal of Fieldpointe in contemplation of providing a due diligence package to prospective purchasers. Carrollton also retained a national third party brokerage firm. As of November 2009, approximately eight non-binding written offers to purchase Fieldpointe have been received; a number of such offers are in the range of, or exceeding, $20,000,000. Management considered the offers to be inadequate and, in one case, rejected the offer because it came from one of the prior potential purchasers that previously did not consummate the transaction after an agreement was reached. Fieldpointe remains on the market for sale; however, given the current real estate markets, the Carrollton general partners believe the likelihood that an acceptable offer might be received in the near term is not probable. At this time, it remains management’s intention to sell Fieldpointe; however, the Carrollton general partners cannot accurately predict the near term direction of the real estate markets, and there can be no assurance that an acceptable offer will be received or that a sale will be consummated. As a result, and in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," as codified by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360; Subtopic 10, the property and equipment of Carrollton is classified as held and used in the accompanying consolidated balance sheets and Carrollton’s results of operations are classified as continuing operations in the accompanying consolidated statements of operations. In the unaudited consolidated financial statements as of September 30, 2008 and for the three and nine month periods then ended as previously issued, a significant portion of Carrollton’s assets were classified as held for sale, a significant portion of Carrollton’s liabilities were classified as liabilities related to assets held for sale and virtually all of Carrollton’s results of operations were classified as discontinued operations; such amounts have been reclassified to conform to the current period presentation. Following a sale of Fieldpointe, if consummated, Registrant intends to distribute the net proceeds to which it is entitled under Carrollton’s partnership agreement to its partners, less a reasonable reserve, in accordance with the terms and conditions of Registrant’s Partnership Agreement. At such time, Registrant intends to dissolve.

Registrant's primary sources of funds are currently rents generated by Fieldpointe and interest derived from deposits, certain of which are restricted in accordance with the terms of Fieldpointe’s mortgage. Registrant's investment is considered highly illiquid.

Registrant made a distribution on July 21, 2009 in the amount of approximately $0.50 per Unit to Unit holders of record as of June 30, 2009. If a sale of Fieldpointe is not completed, or near completion, in 2009 or early in 2010, Registrant expects to make an additional distribution of approximately $0.25 per Unit in the first quarter of 2010 to Unit holders of record as of December 31, 2009.  Registrant’s ability to make such distributions assumes that the cash flow generated by Fieldpointe remains relatively stable and that there are no unanticipated major expenditures or reserve requirements to be funded.  Accordingly, there can be no certainty as to the payment of future distributions or the amount and timing of such distributions. The distributions reflected in the accompanying financial statements as of and for the nine months ended September 30, 2009 include withholding taxes paid by Registrant to the State of Maryland on behalf of the partners (including approximately $.04 attributable to the Unit holders), distributions to the General Partners and amounts distributed by Carrollton to its general partners.

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

Registrant formerly held an interest in Columbia Westmont Associates, L.P. (“Columbia”), which sold its underlying property in 2006. After an appeal, Columbia has received a real estate tax refund for a prior year in the amount of approximately $998,000, which amount is net of professional fees incurred in connection with the appeal. Registrant and the general partners of Columbia are currently discussing and seeking guidance in an effort to determine how the funds received should be characterized and applied under the terms of Columbia’s partnership agreement, and the amount, if any, that should be paid to Registrant and the other partners of Columbia.

SECURED INCOME L.P. AND SUBSIDIARY

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

Results of Operations

Although Registrant generated cash from operations during the nine months ended September 30, 2009, cash and cash equivalents decreased by approximately $697,000 during the period, primarily as a result of distributions to partners. Property and equipment decreased as a result of depreciation expense. Under accounting principles generally accepted in the United States of America (“GAAP”), there was no depreciation expense recorded for the nine months ended September 30, 2008 due to the property and equipment of Carrollton being classified as held for sale. Prepaid expenses increased and mortgage escrows decreased in the ordinary course of operations. Excess tenant security deposits funded were transferred to cash and cash equivalents during the period and the related liability decreased as a result of the turnover of units and a decline in average occupancy. In addition, Carrollton implemented a new policy in 2009 whereby a bond is accepted from a tenant in lieu of a cash deposit. Mortgage payable decreased as a result of principal payments on Carrollton’s mortgage.

The discussion below refers primarily to the operations of Carrollton and not that of Registrant as a whole.

Nine Months Ended September 30, 2009

During the nine months ended September 30, 2009, Carrollton's operations resulted in net income of approximately $95,000, which includes financial expenses and depreciation and amortization of approximately $407,000 and approximately $308,000, respectively. As noted above, there was no depreciation expense recorded for the nine months ended September 30, 2008 as a result of the property and equipment of Fieldpointe being classified as held for sale. Accordingly, Carrollton generated income from operating activities prior to financial expenses and depreciation and amortization of approximately $810,000. Mortgage principal payments during the period were approximately $175,000. After considering the mandatory mortgage principal payments and required deposits to mortgage escrows, among other things, Fieldpointe generated cash flow of approximately $199,000 during the nine months ended September 30, 2009. There can be no assurance that the level of cash flow generated by Fieldpointe during the nine months ended September 30, 2009 will continue in future periods.

Registrant’s results of operations for the nine months ended September 30, 2009 reflect a decline as compared to the nine months ended September 30, 2008. Such decline is due primarily to a decrease in the average occupancy of Fieldpointe for the first nine months of 2009 as compared to the first nine months of 2008 and Carrollton’s recording of depreciation expense in 2009.

As of September 30, 2009, the occupancy of Fieldpointe was approximately 90%. In the event a sale of Fieldpointe does not take place, the future operating results of Fieldpointe will be extremely dependent on market conditions and therefore may be subject to significant volatility.

Nine Months Ended September 30, 2008

During the nine months ended September 30, 2008, Carrollton's operations resulted in net income of approximately $566,000, which includes financial expenses and amortization of approximately $422,000 and approximately $12,000, respectively. As noted above, there was no depreciation expense recorded for the nine months ended September 30, 2008 as a result of the property and equipment of Fieldpointe being classified as held for sale. Accordingly, Carrollton generated income from operating activities prior to financial expenses and amortization of approximately $1,000,000. Mortgage principal payments during the period were approximately $164,000. After considering the mandatory mortgage principal payments and required deposits to mortgage escrows, among other things, Fieldpointe generated cash flow of approximately $382,000 during the nine months ended September 30, 2008. As of September 30, 2008, the occupancy of Fieldpointe was approximately 98%.

Critical Accounting Policies and Estimates

The accompanying unaudited consolidated financial statements are prepared in accordance with GAAP, which requires Registrant to make certain estimates and assumptions. The following section is a summary of certain aspects of those accounting policies that may require subjective or complex judgments and are most important to the portrayal of Registrant’s consolidated financial condition and results of operations. Registrant believes that there is a low probability that the use of different estimates or assumptions in making these judgments would result in materially different amounts being reported in the accompanying consolidated financial statements.

SECURED INCOME L.P. AND SUBSIDIARY

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

Registrant records its real estate assets at cost less accumulated depreciation and, if there are indications that impairment exists, adjusts the carrying value of those assets in accordance with ASC Topic 360; Subtopic 10. In accordance with ASC Topic 360; Subtopic 10, long-lived assets, primarily property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. For long-lived assets, Registrant recognizes an impairment loss only if its carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss based on the difference between the carrying amount and estimated fair value. No such adjustment for impairment losses is required as of September 30, 2009.

Recent Accounting Pronouncements

The FASB issued Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes,” as codified by ASC Topic 740; Subtopic 10, which interprets SFAS No. 109, “Accounting for Income Taxes,” as codified by ASC Topic 740; Subtopic 10. ASC Topic 740; Subtopic 10 requires all taxpayers to analyze all material positions they have taken or plan to take in all tax returns that have been filed or should have been filed with all taxing authorities for all years still subject to challenge by those taxing authorities. If the position taken is “more-likely-than-not” to be sustained by the taxing authority on its technical merits and if there is more than a 50% likelihood that the position would be sustained if challenged and considered by the highest court in the relevant jurisdiction, the tax consequences of that position should be reflected in the taxpayer’s GAAP financial statements. Earlier proposed interpretations of ASC Topic 740; Subtopic 10 had recommended a “probable” standard for recognition of tax consequences rather than the “more-likely-than-not” standard finally adopted. Because Registrant is a pass-through entity and is not required to pay income taxes, ASC Topic 740; Subtopic 10 does not currently have any impact on its consolidated financial statements.

The FASB issued SFAS No. 157, “Fair Value Measurements,” as codified by ASC Topic 820, which defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements.  ASC Topic 820 applies to other accounting pronouncements that require or permit fair value measurements. Accordingly, ASC Topic 820 does not require any new fair value measurements. ASC Topic 820 is effective for fiscal years beginning after November 15, 2007. Registrant adopted ASC Topic 820 effective January 1, 2008. On February 6, 2008 the FASB approved the Financial Staff Position (“FSP”) that deferred the effective date of ASC Topic 820 by one year for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  The partial adoption of ASC Topic 820 for financial assets and liabilities did not have a material impact on Registrant’s consolidated financial position, results of operations or cash flows.

Registrant adopted ASC Topic 820 as of January 1, 2008, with the exception of the application of the statement to nonrecurring nonfinancial assets and nonfinancial liabilities. Nonrecurring nonfinancial assets and liabilities for which Registrant has not applied the provisions of ASC Topic 820 include property and equipment and intangible assets measured at fair value for impairment testing. Registrant’s full adoption of ASC Topic 820 as of January 1, 2009 did not have an impact on its consolidated financial statements.

ASC Topic 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.  These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets for identical assets or liabilities; Level 2, defined as inputs other than quoted prices for similar assets or liabilities in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

Financial assets accounted for at historical cost which approximates fair value on a recurring basis as of September 30, 2009 include cash and cash equivalents of $799,074, mortgage escrows of $619,704 and tenant security deposits of $83,884 as reflected in the accompanying consolidated balance sheet. These assets are carried at historical cost which approximates fair value based on quoted market prices for identical securities (Level 1 inputs).

SECURED INCOME L.P. AND SUBSIDIARY

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

The FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51,” as codified by ASC Topic 810, which replaces the concept of minority interest with noncontrolling interests in subsidiaries. Noncontrolling interests will now be reported as a component of equity in the consolidated statement of financial position. Earnings attributable to noncontrolling interests will continue to be reported as a part of consolidated earnings; however, ASC Topic 810 requires that income attributable to both controlling and noncontrolling interests be presented separately on the face of the consolidated income statement. In addition, ASC Topic 810 provides that when losses attributable to noncontrolling interests exceed the noncontrolling interest’s basis, losses continue to be attributed to the noncontrolling interest as opposed to being absorbed by the consolidating entity. ASC Topic 810 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of ASC Topic 810 shall be applied prospectively. ASC Topic 810 is effective for the first annual reporting period beginning on or after December 15, 2008. Registrant is currently determining the impact of the adoption of ASC Topic 810 on its consolidated financial position and results of operations.

In April 2009, the FASB issued FSP 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” as codified by ASC Topic 825; Subtopic 10, which requires disclosure about the method and significant assumptions used to establish the fair value of financial instruments for interim reporting periods as well as annual statements.  ASC Topic 825; Subtopic 10 is effective for Registrant as of June 30, 2009 and its adoption did not impact Registrant’s consolidated financial condition or results of operations.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” as codified by ASC Topic 855, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  ASC Topic 855 is effective for Registrant as of June 30, 2009 and its adoption did not have an impact on Registrant’s consolidated financial condition or results of operations.

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

SECURED INCOME L.P. AND SUBSIDIARY

Item 4.  Controls and Procedures (continued).

Registrant has carried out an evaluation, under the supervision and the participation of its management, including the Chief Executive Officer and Chief Financial Officer of Wilder Richman Resources Corporation (“WRRC”), one of Registrant’s general partners, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of the three months ended September 30, 2009. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of WRRC concluded that Registrant’s disclosure controls and procedures were effective as of September 30, 2009.

Item 4T.  Internal Control Over Financial Reporting.

There were no changes in Registrant’s internal control over financial reporting during the three months ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, Registrant’s internal control over financial reporting.

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

Exhibit 31.1 - Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
Exhibit 31.2 - Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
Exhibit 32.1 - Section 1350 Certification of Chief Executive Officer.
Exhibit 32.2 - Section 1350 Certification of Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 13th day of November 2009.

SECURED INCOME L.P.

By:	Wilder Richman Resources Corporation, General Partner

	By:	/s/Richard Paul Richman
Richard Paul Richman
Chief Executive Officer

	By:	/s/James Hussey
James Hussey
Chief Financial Officer

By:	WRC-87A Corporation, General Partner

	By:	/s/Richard Paul Richman
Richard Paul Richman
Executive Vice President and Treasurer