Form 10-K
period 2009-12-31
SECURED INCOME L P
filed 2010-03-30
CIK 804217

SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For fiscal year ended December 31, 2009

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

Large Accelerated Filer ☐  Accelerated Filer  ☐  Non-Accelerated Filer ☐  Smaller Reporting Company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Registrant has no voting common equity.  There is no established public trading market for Registrant’s Units.  Accordingly, accurate information as to the market value of a Unit at any given date is not available.  As of March 29, 2010, there are 984,369 units outstanding.  The aggregate sales price for such units was $19,687,309.

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

Registrant was organized to invest in multi-family residential housing complexes (the "Complexes") by acquiring approximately 99% of the limited partner interest (the "Operating Partnership Interest") in limited partnerships that own and operate such Complexes (the "Operating Partnerships").  Registrant invested in Carrollton X Associates Limited Partnership ("Carrollton"), which owns Fieldpointe Apartments (“Fieldpointe”), and Columbia Westmont Associates, L.P., formerly Columbia Associates ("Columbia"), which owned The Westmont.  Columbia sold The Westmont in July 2006.  WRC-87A is a special limited partner of each Operating Partnership and has certain rights in connection therewith.  Pursuant to Rule 12b-23 of the Securities and Exchange Commission’s General Rules and Regulations promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) the description of Registrant’s business set forth under the heading "Investment Objectives and Policies" at pages 20 through 30 of Registrant’s prospectus, dated March 5, 1987 (as supplemented on October 2, 1987, December 15, 1987 and March 29, 1988, the “Prospectus”), is incorporated herein by reference.

Pursuant to the Prospectus, Registrant offered up to $50 million of units of limited partnership interest in Registrant (the "Units") at an offering price of $20 per Unit. The Units were registered under the Securities Act of 1933 pursuant to a Registration Statement on Form S-11 (Registration No. 33-9602).

Registrant terminated the offering of Units (the "Offering") on February 29, 1988 upon raising sufficient capital from the sale of Units to fund the acquisition of the two properties specified for investment by Registrant as noted above.  The Offering raised $19,687,380 from the sale of 984,369 Units.  After payment of $1,378,117 of selling commissions and $1,378,116 of organization and offering expenses and acquisition fees, the net proceeds available for investment were $16,931,147.  Of such net proceeds, $16,734,273 was allocated to the acquisition of the Operating Partnership Interests which included investments in guaranteed investment contracts.  The remaining net proceeds of $196,874 were designated as working capital to be used for operating expenses of Registrant.

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

The mortgage of Carrollton was financed from the sale of tax-exempt bonds pursuant to the terms of Section 103(b)(4)(a) of the Internal Revenue Code.  The mortgage in the original amount of $10,494,100, bearing fixed 6.09% interest and maturing in February 2028, is insured by the Federal Housing Administration, (“FHA”), an organizational unit within the United States Department of Housing and Urban Development ("HUD") under Section 221(d)(4) of the National Housing Act of 1934, as amended.  Under the terms of the financing, 80% of the apartment units are permitted market rate rents and 20% of the apartment units are to be rented to people earning no more than the low or moderate income levels within the meaning of Section 103(b)(4)(a) of the Internal Revenue Code.  Fieldpointe’s occupancy rate was approximately 90% as of December 31, 2009.

As of December 31, 2009, the market rental rates of Fieldpointe were approximately as follows:

Monthly Rental Rates:
One-Bedroom	$835 - $860
Two-Bedroom	$900 - $1,000
Three-Bedroom	$1,115 - $1,185

The low and moderate income rental rates as of December 31, 2009 fall within the ranges noted above.

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

Item 3.	Legal Proceedings.

None.

Item 4.	Reserved.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market

There is no developed public market for the purchase and sale of Units and Registrant does not anticipate that such a market will develop.

Holders

As of December 31, 2009, there were approximately 520 record holders of Units (the “Limited Partners”) holding an aggregate of 984,369 Units.

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

Since the return of the Limited Partners’ Adjusted Capital Contribution in full, Registrant no longer makes regular quarterly cash distributions, but made distributions in the amount of approximately $0.50 per Unit on July 21, 2009 to Unit holders of record as of June 30, 2009 and on July 25, 2008 to Unit holders of record as of June 30, 2008.  Registrant intends to continue to make periodic distributions of Cash Available for Distribution (as defined in the Partnership Agreement).  Registrant’s ability to make such distributions assumes that the cash flow generated by Fieldpointe remains relatively stable and that there are no unanticipated major expenditures or reserve requirements to be funded.  Accordingly, there can be no certainty that future distributions will be paid or, if paid, there can be no certainty as to the amount and timing of such distributions.  The distributions to the Limited Partners reflected in the accompanying consolidated financial statements as of and for the years ended December 31, 2009 and 2007 include withholding taxes paid by Registrant to the State of Maryland on behalf of the Limited Partners of approximately $.04 and $.03, respectively.  Registrant anticipates it will make an additional distribution of approximately $0.25 per Unit on March 31, 2010 to Unit holders of record as of December 31, 2009.

Recent Sales of Unregistered Securities

None.

Item 6.	Selected Financial Data.

Registrant is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this Item.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

Between mid 2006 and mid 2007, on three separate occasions with three different potential buyers, Carrollton X Associates Limited Partnership (“Carrollton”) reached agreements to sell its operating complex (“Fieldpointe”) at gross prices (before brokerage commissions and other selling costs) ranging from $25,500,000 to $27,100,000; however, on each occasion, the purchaser did not consummate the transaction.  More recently, in order to facilitate a sale of Fieldpointe, Carrollton’s general partners obtained a Phase I environmental report, an updated survey, title commitment and an independent appraisal of Fieldpointe in contemplation of providing a due diligence package to prospective purchasers.  Carrollton also retained a national third party brokerage firm.  As of March 2010, approximately eight non-binding written offers to purchase Fieldpointe have been received; a number of such offers are in the range of, or exceeding, $20,000,000.  Management considered the offers to be inadequate and, in one case, rejected the offer because it came from one of the prior potential purchasers that previously did not consummate the transaction after an agreement was reached.  Fieldpointe remains on the market for sale; however, given the current real estate market, the Carrollton general partners believe the likelihood that an acceptable offer might be received in the near term is not probable.  At this time, it remains management’s intention to sell Fieldpointe; however, the Carrollton general partners cannot accurately predict the near term direction of the real estate market, and there can be no assurance that an acceptable offer will be received or that a sale will be consummated.  As a result, and in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360; Subtopic 10, the property and equipment of Carrollton is classified as held and used in the accompanying consolidated balance sheets and Carrollton’s results of operations are classified as continuing operations in the accompanying consolidated statements of operations.  Following a sale of Fieldpointe, if consummated, Registrant intends to distribute the net proceeds to which it is entitled under Carrollton’s partnership agreement to its partners, less a reasonable reserve, in accordance with the terms and conditions of the Partnership Agreement.  At such time, Registrant intends to dissolve.

Registrant made a distribution on July 21, 2009 in the amount of approximately $0.50 per Unit to Unit holders of record (the “Limited Partners”) as of June 30, 2009.  Registrant’s ability to make such distributions assumes that the cash flow generated by Fieldpointe remains relatively stable and that there are no unanticipated major expenditures or reserve requirements to be funded.  Accordingly, there can be no certainty that future distributions will be paid or, if paid, there can be no certainty as to the amount and timing of such distributions.  The distributions reflected in the accompanying consolidated financial statements as of and for the year ended December 31, 2009 include withholding taxes paid by Registrant to the State of Maryland on behalf of the partners (including approximately $.04 per Unit attributable to the Unit holders), distributions to Registrant’s general partners (the “General Partners”) and amounts distributed by Carrollton to its general partners.  Registrant anticipates it will make an additional distribution of approximately $0.25 per Unit on March 31, 2010 to Unit holders of record as of December 31, 2009.

Registrant's current primary source of funds is the rents generated by Fieldpointe and interest derived from deposits, certain of which are restricted in accordance with the terms of Fieldpointe’s mortgage.  Registrant's investment is considered highly illiquid.

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

Registrant formerly held an interest in Columbia Westmont Associates, L.P. (“Columbia”), which sold its underlying property in 2006.  After an appeal, Columbia has received a real estate tax refund for a prior year in the amount of approximately $998,000, which amount is net of professional fees incurred in connection with the appeal.  Registrant and the general partners of Columbia are currently undergoing discussions and seeking guidance in an effort to determine how the funds received should be characterized and applied under the terms of Columbia’s partnership agreement, and the amount, if any, that should be paid to Registrant and the other partners of Columbia.

Although Registrant generated cash from operations during the year ended December 31, 2009, cash and cash equivalents decreased by approximately $698,000 during the year, primarily as a result of the distributions to partners described above.  Property and equipment decreased as a result of depreciation expense of $402,616, partially offset by capital improvements of $132,684.  Prepaid expenses and mortgage escrows increased in the ordinary course of operations.  Excess tenant security deposits funded were transferred to cash and cash equivalents during the year and the related liability decreased as a result of the turnover of units and a decline in average occupancy.  In addition, Carrollton implemented a new policy in 2009 whereby a bond is accepted from a tenant in lieu of a cash deposit.  Mortgage payable decreased as a result of principal payments on Carrollton’s mortgage.

Results of Operations

The discussion below refers primarily to the operations of Carrollton and not to that of Registrant as a whole.

Year Ended December 31, 2009

During the year ended December 31, 2009, Carrollton’s operations resulted in net income of approximately $211,000, which includes financial expenses and depreciation and amortization of approximately $538,000 and approximately $418,000, respectively, but does not include capitalized capital improvements of approximately $132,000.  Accordingly, Carrollton generated income from operating activities prior to financial expenses and depreciation and amortization of approximately $1,167,000.  Mortgage principal payments during 2009 for Carrollton were approximately $235,000.  After considering the mandatory mortgage principal payments, required deposits to mortgage escrows and capitalized capital improvements, among other things, Carrollton generated cash flow of approximately $240,000 during the year ended December 31, 2009.  There can be no assurance that the level of cash flow generated by Carrollton during the year ended December 31, 2009 will continue in future periods.

The depreciation expense recorded for the year ended December 31, 2008 represents three years of expense because no depreciation was recorded in 2007 and 2006 as a result of the property and equipment of Carrollton being classified as held for sale.  After taking into account the impact of such depreciation adjustment, Registrant’s results of operations for the year ended December 31, 2009 reflect a decline as compared to the year ended December 31, 2008.  Such decline is due primarily to a decrease in the average occupancy of Fieldpointe for 2009 as compared to 2008.

As of December 31, 2009, the occupancy of Fieldpointe was approximately 90%.  In the event a sale of Fieldpointe does not take place, the future operating results of Fieldpointe will be extremely dependent on market conditions and therefore may be subject to significant volatility.

Year Ended December 31, 2008

During the year ended December 31, 2008, Carrollton’s operations resulted in a net loss of approximately $395,000, which includes financial expenses and depreciation and amortization of approximately $552,000 and approximately $1,187,000, respectively, but does not include capitalized capital improvements of approximately $131,000.  As noted above, the depreciation expense recorded for the year ended December 31, 2008 represents three years of expense because no depreciation was recorded in 2007 and 2006 as a result of the property and equipment of Carrollton being classified as held for sale.  Accordingly, Carrollton generated income from operating activities prior to financial expenses and depreciation and amortization of approximately $1,344,000.  Mortgage principal payments during 2008 for Carrollton were approximately $221,000.  After considering the mandatory mortgage principal payments, required deposits to mortgage escrows and capitalized capital improvements, among other things, Carrollton generated cash flow of approximately $418,000 during the year ended December 31, 2008.

After taking into account the impact of the depreciation adjustment discussed above, Registrant’s results of operations for the year ended December 31, 2008 are comparable to the year ended December 31, 2007.  As of December 31, 2008, the occupancy of Fieldpointe was approximately 92%.

Year Ended December 31, 2007

During the year ended December 31, 2007, Carrollton’s operations resulted in net income of approximately $787,000, which includes financial expenses and amortization of approximately $568,000 and approximately $15,000, respectively.  As noted above, there was no depreciation expense recorded for the year ended December 31, 2007 as a result of the property and equipment of Carrollton being classified as held for sale.  Accordingly, Carrollton generated income from operating activities prior to financial expenses and amortization of approximately $1,370,000.  Mortgage principal payments during 2007 for Carrollton were approximately $208,000.  After considering the mandatory mortgage principal payments and required deposits to mortgage escrows, among other things, Carrollton generated cash flow of approximately $571,000 during the year ended December 31, 2007.  As of December 31, 2007, the occupancy of Fieldpointe was approximately 98%.

Inflation

Inflation may have a material adverse impact on Registrant's operations.  A situation could arise in which rents on the 20% of Carrollton’s apartment units set aside as affordable, which rents are calculated as a percentage of median family income, are reduced as a result of falling median family incomes.  At the same time, Carrollton’s operating expenses, such as heating oil and real estate taxes, could increase due to inflation.  Such situation could lead to lower rental income, higher operating expenses, and lower income from continuing operations.

Critical Accounting Policies and Estimates

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), which requires Registrant to make certain estimates and assumptions.  A summary of significant accounting policies is provided in Note 1 to the accompanying consolidated financial statements.  The following section is a summary of certain aspects of those accounting policies that may require subjective or complex judgments and are most important to the portrayal of Registrant’s financial condition and results of operations.  Registrant believes that there is a low probability that the use of different estimates or assumptions in making these judgments would result in materially different amounts being reported in the accompanying consolidated financial statements.

Registrant records its real estate assets at cost less accumulated depreciation and, if there are indications that impairment exists, adjusts the carrying value of those assets in accordance with ASC Topic 360; Subtopic 10.  In accordance with ASC Topic 360; Subtopic 10, long-lived assets, primarily property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable.  Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable.  For long-lived assets, Registrant recognizes an impairment loss only if its carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss based on the difference between the carrying amount and estimated fair value.  No such adjustment for impairment losses is required as of December 31, 2009.

Recent Accounting Pronouncements

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

ASC Topic 820 defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements.  ASC Topic 820 applies to other accounting pronouncements that require or permit fair value measurements. Accordingly, ASC Topic 820 does not require any new fair value measurements.  ASC Topic 820 is effective for fiscal years beginning after November 15, 2007.  Registrant adopted ASC Topic 820 effective January 1, 2008.  On February 6, 2008 FASB deferred the effective date of ASC Topic 820 by one year for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  The partial adoption of ASC Topic 820 for financial assets and liabilities did not have a material impact on Registrant’s consolidated financial position, results of operations or cash flows. Registrant adopted ASC Topic 820 as of January 1, 2008, with the exception of the application of this topic to nonrecurring nonfinancial assets and nonfinancial liabilities.  Nonrecurring nonfinancial assets and liabilities for which Registrant has not applied the provisions of ASC Topic 820 include property and equipment and intangible assets measured at fair value for impairment testing.  Registrant’s full adoption of ASC Topic 820 as of January 1, 2009 did not have an impact on its consolidated financial statements.

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

Financial assets accounted for at historical cost which approximates fair value on a recurring basis as of December 31, 2009 include cash and cash equivalents of $797,648, mortgage escrows of $758,880 and tenant security deposits of $63,022 as reflected in the accompanying consolidated balance sheet.  These assets are carried at historical cost which approximates fair value based on quoted market prices for identical securities (Level 1 inputs).

ASC Topic 810 replaces the concept of minority interest with noncontrolling interests in subsidiaries. Noncontrolling interests will now be reported as a component of equity in the consolidated statement of financial position.  Earnings attributable to noncontrolling interests will continue to be reported as a part of consolidated earnings; however, ASC Topic 810 requires that income attributable to both controlling and noncontrolling interests be presented separately on the face of the consolidated income statement.  In addition, ASC Topic 810 provides that when losses attributable to noncontrolling interests exceed the noncontrolling interest’s basis, losses continue to be attributed to the noncontrolling interest as opposed to being absorbed by the consolidating entity.  ASC Topic 810 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests.  All other requirements of ASC Topic 810 shall be applied prospectively.  ASC Topic 810 is effective for the first annual reporting period beginning on or after December 15, 2008.  Registrant has adopted ASC Topic 810 as of and for the year ended December 31, 2009.  Accordingly, Registrant has reflected the noncontrolling interest separately in the accompanying consolidated balance sheets, statements of operations and statements of partners’ equity (deficit).

ASC Topic 825; Subtopic 10 requires disclosure about the method and significant assumptions used to establish the fair value of financial instruments for interim reporting periods as well as annual statements.  ASC Topic 825; Subtopic 10 is effective for Registrant as of June 30, 2009 and its adoption did not impact Registrant’s consolidated financial condition or results of operations.

In May 2009, FASB issued guidance regarding subsequent events, which was subsequently updated in February 2010. This guidance established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  In particular, this guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This guidance was effective for financial statements issued for fiscal years and interim periods ending after June 15, 2009, and was therefore adopted by Registrant for the quarter ended June 30, 2009. The adoption did not have a significant impact on the subsequent events that Registrant reports, either through recognition or disclosure, in the consolidated financial statements.  In February 2010, FASB amended its guidance on subsequent events to remove the requirement to disclose the date through which an entity has evaluated subsequent events, alleviating conflicts with current SEC guidance. This amendment was effective immediately and therefore Registrant did not include the disclosure in the notes to the accompanying consolidated financial statements.

Forward-Looking Information

As a cautionary note, with the exception of historical facts, the matters discussed in this annual report on Form 10-K are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”).  Forward-looking statements may relate to, among other things, current expectations, forecasts of future events, future actions, future performance generally, business development activities, capital expenditures, strategies, the outcome of contingencies, future financial results, financing sources and availability and the effects of regulation and competition.  Words such as “anticipate,” “expect,” “intend,” “plan,” “seek,” “estimate” and other words and terms of similar meaning in connection with discussions of future operating or financial performance signify forward-looking statements.  Registrant may also provide written forward-looking statements in other materials released to the public.  Such statements are made in good faith by Registrant pursuant to the “Safe Harbor” provisions of the Reform Act.  Registrant undertakes no obligation to update publicly or revise any forward-looking statement, whether as a result of new information, future events or otherwise.  Such forward-looking statements involve known risks, uncertainties and other factors that may cause Registrant’s actual results of operations or actions to be materially different from future results of operations or actions expressed or implied by the forward-looking statements.

Off - Balance Sheet Arrangements

Registrant does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on Registrant’s financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual Obligations

Registrant is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this Item.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

None.

Item 8.	Financial Statements and Supplementary Data.

Set forth in the consolidated financial statements listed on page F-2 is the financial information required in response to Item 8.  Such consolidated financial statements and schedules appear on pages F-1 to F-17 and are incorporated herein by reference.

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

Registrant has carried out an evaluation, under the supervision and the participation of its management, including the Chief Executive Officer and Chief Financial Officer of WRRC, one of Registrant’s general partners, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of the year ended December 31, 2009.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of WRRC concluded that Registrant’s disclosure controls and procedures were effective as of December 31, 2009.

Item 9A(T).	Management’s Annual Report on Internal Control Over Financial Reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Registrant is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer of WRRC, Registrant conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on its evaluation, management has concluded that Registrant’s internal control over financial reporting was effective as of December 31, 2009.

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

Changes in Internal Control Over Financial Reporting

There were no changes in Registrant’s internal control over financial reporting during the three months ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, Registrant’s internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Registrant has no directors or executive officers.

The General Partners of Registrant are WRRC, Real Estate Equity Partners L.P., a Delaware limited partnership and an affiliate of Apartment Investment and Management Company (“AIMCO”) (the "AIMCO General Partner"), and WRC-87A.  WRC-87A is currently one-half owned by Real Estate Equity Partners Inc., the corporate general partner of the AIMCO General Partner, and one-half owned by the shareholders of WRRC.

WRRC

The directors and certain officers of WRRC are set forth below:

Name	Age	Office

Richard Paul Richman	62	President and Director

Robert H. Wilder, Jr.	64	Executive Vice President and Director

James Hussey	49	Treasurer

Charles L. Krafnick	48	Assistant Treasurer

Richard Paul Richman has served as President and Director of WRRC since its inception in 1986.  Mr. Richman graduated from the Columbia University Law School with a Juris Doctor degree, the Columbia University Graduate School of Business Administration with a Master of Business Administration degree and Syracuse University with a Bachelor of Arts degree in Political Science.  Mr. Richman has over twenty years of extensive experience in both the development and management of residential properties.  From 1973 until 1979, Mr. Richman practiced corporate law in New York City with the law firm of Greenbaum, Wolff & Ernst and then as a partner of Shipley, Richman & Nierenberg.  For over six years, Mr. Richman acted as a lawyer in connection with the development, syndication and tax issues relating to real estate.  Since 1988, Mr. Richman has been a stockholder of The Richman Group, Inc. (“Richman Group”) and is currently its Chairman.  In recent years, Mr. Richman has devoted full time to the syndication and development of real estate.  Mr. Richman was a vice president and shareholder of Related Housing Companies Incorporated, New York, New York from 1978 until mid 1979 with responsibility for that company's project acquisition and syndication activities.  Mr. Richman has been a member of the National Advisory Board of the Housing and Development Reporter, a bi-weekly publication of the Bureau of National Affairs, Inc., a frequent speaker on real estate syndication, has been a member of the New York State Historic Credit Task Force, the National Leased Housing Association, the Coalition to Preserve the Low-Income Tax Credit and the Minority Developer Assistance Corporation (which was established by the New York State Battery Park Commission).  As a result of these and other professional experiences, Mr. Richman possesses particular knowledge and experience in real estate that strengthen the Board’s collective qualifications, skills and experience.

Robert H. Wilder, Jr. has served as Executive Vice President and Director of WRRC since its inception in 1986.  Mr. Wilder graduated from the University of Michigan with a Bachelor of Arts degree in Economics and from the Columbia University Graduate School of Business with a Master of Business Administration degree.  After graduation in 1968, Mr. Wilder joined James D. Landauer Associates, Inc., a national real estate consulting firm, where his responsibilities included feasibility studies, market analyses, land use studies, portfolio valuations and appraisals of industrial, office, commercial and multi-family properties. From 1973 until mid 1979, Mr. Wilder was executive vice president and shareholder of Related Housing Companies Incorporated, New York, New York, and was responsible for mortgage financing and construction loan placement and the supervision of the development of the company's projects.  Since 1988, Mr. Wilder has been the President and sole shareholder of Wilder Property Companies Inc.  Mr. Wilder is also a licensed real estate broker in New York and Connecticut.  As a result of these and other professional experiences, Mr. Wilder possesses particular knowledge and experience in real estate that strengthen the Board’s collective qualifications, skills and experience.

James Hussey has served as the Chief Financial Officer (Treasurer) of WRRC since January 2009.  Mr. Hussey, the Treasurer of Richman Group, is engaged primarily in the syndication and finance operations of Richman Group.  In addition, Mr. Hussey is a Vice President and the Treasurer of Richman Asset Management, Inc. (“RAM”), an affiliate of the WRRC General Partner.  Mr. Hussey is engaged primarily in the partnership management and finance operations of RAM.  Prior to joining RAM, Mr. Hussey, a Certified Public Accountant, was the Chief Financial Officer of WCI Communities Inc. NE Region and Spectrum Communities, LLC.  From 1989 to 1998, Mr. Hussey held various positions with Center Development Corp, a developer of affordable housing in the New York metropolitan area.  Mr. Hussey received a Bachelor of Science degree from SUNY at Albany in 1983 and an MBA from Columbia Business School in 1994.

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

Effective January 14, 2009, Neal Ludeke resigned his position as Chief Financial Officer (Treasurer) of WRRC.

The AIMCO General Partner

Certain officers of Real Estate Equity Partners Inc. are set forth below.

Name	Age	Office

Timothy J. Beaudin	51	President, Chief Operating Officer and Director

Ernest M. Freedman	39	Executive Vice President, Chief Financial Officer and Director

Timothy J. Beaudin is President, Chief Operating Officer and a Director of Real Estate Equity Partners Inc.  Mr. Beaudin currently serves as President and Chief Operating Officer of AIMCO.  He joined AIMCO as Chief Development Officer in October 2005 and was appointed Executive Vice President and Chief Property Operating Officer in October 2008.  Prior to joining AIMCO and beginning in 1995, Mr. Beaudin was with Catellus Development Corporation, a San Francisco, California-based real estate investment trust.  During his last five years at Catellus, Mr. Beaudin served as Executive Vice President, with management responsibility for development, construction and asset management.  As a result of these and other professional experiences, Mr. Beaudin possesses particular knowledge and experience in real estate that strengthen the Board’s collective qualifications, skills and experience.

Ernest M. Freedman is Executive Vice President, Chief Financial Officer and a Director of Real Estate Equity Partners Inc. Mr. Freedman was appointed Executive Vice President and Chief Financial Officer of AIMCO in November 2009.  Mr. Freedman joined AIMCO in 2007 as Senior Vice President of Financial Planning and Analysis and has served as Senior Vice President of Finance since February 2009, responsible for financial planning, tax, accounting and related areas.  From 2004 to 2007, Mr. Freedman served as Chief Financial Officer of HEI Hotels and Resorts.  From 2000 to 2004, Mr. Freedman was at GE Real Estate in a number of capacities, including operations controller and finance manager for investments and acquisitions.  From 1993 to 2000, Mr. Freedman was with Ernst & Young, LLP, including one year as a senior manager in the real estate practice.  Mr. Freedman is a certified public accountant.  As a result of these and other professional experiences, Mr. Freedman possesses particular knowledge and experience in real estate that strengthen the Board’s collective qualifications, skills and experience.

Effective November 1, 2009, David Robertson resigned his positions as President, Chief Financial Officer, Chief Investment Officer and Director of Real Estate Equity Partners Inc.

WRC-87A

The directors and officers of WRC-87A are as follows:

Name	Office

Terry Considine	President and Director

Richard Paul Richman	Executive Vice President, Secretary, Treasurer and Director

Terry Considine, 62, is President and a Director of WRC-87A.  Mr. Considine has been Chairman of the Board and Chief Executive Officer of AIMCO since July 1994.  Mr. Considine also serves on the board of directors of Intrepid Potash, Inc., a publicly held producer of potash and, until its acquisition in early 2009, Mr. Considine served as Chairman and Chief Executive Officer of American Land Lease, Inc., a publicly held real estate investment trust.  Mr. Considine has over 40 years of experience in real estate and other industries.  Among other real estate ventures, in 1975, Mr. Considine founded and managed the predecessor companies that became AIMCO at its initial public offering in 1994.  As a result of these and other professional experiences, Mr. Considine possesses particular knowledge and experience in real estate that strengthen the Board’s collective qualifications, skills and experience.

Mr. Richman's biography is included above with the description of WRRC’s directors and officers.

Registrant is not aware of any family relationship between any directors and executive officers listed in this Item 10.  Registrant is not aware of the involvement in certain legal proceedings with respect to the directors and executive officers listed in this Item 10.

Mr. Richman, Mr. Hussey and Mr. Krafnick serve on a committee that performs the functions of an audit committee on behalf of Registrant (the “Audit Committee”). Each of Mr. Richman, Mr. Hussey and Mr. Krafnick meets the qualifications of an audit committee financial expert. Mr. Richman, Mr. Hussey and Mr. Krafnick are not independent under the Nasdaq Stock Market independence standards, however Registrant believes that each exercises his judgment in the best interest of Registrant with respect to matters that would ordinarily be passed upon by an audit committee.

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

Registrant is not required to pay the officers, directors or partners of the General Partners any direct compensation and no such compensation was paid during the fiscal year ended December 31, 2009 or during the prior two fiscal years.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

a)  As of December 31, 2009, affiliates of MacKenzie Patterson Fuller, Inc. (“MacKenzie”), with the address 1640 School Street, Moraga, CA 94556, own 134,830 Units, representing approximately 13.70% of the outstanding Units of limited partnership interest.  Other than MacKenzie, no person or entity, other than affiliates of the General Partners discussed below, was known by Registrant to be the beneficial owner of more than five percent of the Units.

b)  Security ownership by the General Partners is as follows:

Percentage of
		Amount and	Outstanding
		Nature of	General
	Name and Address	Beneficial	Partners'
Title of Class	of Beneficial Owner	Ownership	Interest*

General	Real Estate Equity	$3.33	33.3%
Partners'	Partners L.P.
Interest in	4582 S. Ulster Parkway, Suite 1100
Secured Income L.P.	Denver, CO 80237

	Wilder Richman	$3.33	33.3%
Resources Corporation
340 Pemberwick Road
Greenwich, CT 06831

	WRC-87A Corporation	$3.34	33.4%
340 Pemberwick Road
Greenwich, CT 06831

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

Transactions with Related Persons

All transactions with related parties having occurred within the past three years are detailed in Note 7 to the audited consolidated financial statements of Registrant included under Item 8 hereto.

The General Partners and their affiliates are entitled to receive certain compensation, fees and reimbursements of expenses.  Registrant incurred $98,437 in connection with investor services payable to an affiliate of certain General Partners for the years ended December 31, 2009 and 2008 and has continued to incur such expenses in 2010.  Information regarding such compensation is set forth under the heading "Compensation And Fees To General Partners And Affiliates" at pages 13 through 19 of the Prospectus, which is incorporated herein by reference.

The financial interests in Registrant of the General Partners and Special Limited Partner are set forth under the heading "Profits, Losses and Distributions" at pages 64 through 67 of the Prospectus, which is incorporated herein by reference.

Transactions with Affiliates of Management

Richman Property Services, Inc. ("RPS"), formerly WRMC, Inc. (“WRMC”), an affiliate of certain General Partners, was the managing agent of Fieldpointe in 2009 and 2008.  In connection with these services, RPS earned management and reporting fees of $114,616 and $120,532 in 2009 and 2008, respectively.  RPS continues to earn management and reporting fees in 2010 as described in Note 7 to the audited consolidated financial statements of Registrant included under Item 8 hereto.

Indebtedness of Management

No officer or director of the General Partners or any affiliate of the foregoing was indebted to Registrant at any time during the fiscal years ended December 31, 2009 and 2008.

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

Corporate Governance

As discussed elsewhere in this annual report, Registrant does not have any directors, although as noted above Mr. Richman, Mr. Hussey and Mr. Krafnick serve on a committee that performs the functions of an audit committee on behalf of Registrant. Under Nasdaq Stock Market independence standards, Mr. Richman, Mr. Hussey and Mr. Krafnick would not be considered independent as they serve as officers of WRCC, a General Partner of Registrant. Although Mr. Richman, Mr. Hussey and Mr. Krafnick are not independent under Nasdaq rules, Registrant believes that each exercises his judgment in the best interest of Registrant with respect to matters that would ordinarily be passed upon by an audit committee. The Registrant is not a listed issuer whose securities are listed on a national securities exchange, or an inter-dealer quotation system which has requirements that a majority of the board of directors be independent, and Registrant is not required to have an audit committee which consists of independent directors and meets the other requirements of the Securities Exchange Act of 1934 and the rules promulgated thereunder.

Item 14.	Principal Accounting Fees and Services.

Registrant’s independent registered public accounting firm billed Registrant the following fees for professional services rendered in the years ended December 31, 2009 and 2008:

	2009	2008

Audit Fees	$23,900	$25,500
Audit-Related Fees	—	—
Tax Fees	$4,000	$4,000
All Other Fees	—	—

Audit fees consist of fees for the annual audit and review of Registrant’s consolidated financial statements and assistance with and review of documents filed with the SEC.  Tax fees generally represent fees for annual tax return preparation.  There were no other accounting fees incurred by Registrant in 2009 and 2008.

The Audit Committee has adopted a set of pre-approval policies and procedures under which, pursuant to the requirements of the Sarbanes-Oxley Act of 2002, all audit and permitted non-audit services to be performed by Registrant’s independent registered public accounting firm require pre-approval by the Audit Committee.  The Audit Committee approved all 2009 and 2008 principal accountant fees and services.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	1	Financial Statements - The list of Financial Statements appears on page F-2.

2	Schedules - All schedules are omitted because the required information is inapplicable or it is presented in the consolidated financial statements or the notes thereto.

3	Exhibits:

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

**Filed herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized on the 30th day of March 2010.

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
Richard Paul Richman - Executive Vice President and Treasurer

CONSOLIDATED FINANCIAL STATEMENTS AND
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

SECURED INCOME L.P. AND SUBSIDIARIES

DECEMBER 31, 2009, 2008 AND 2007

SECURED INCOME L.P. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
Secured Income L.P.

We have audited the consolidated balance sheets of Secured Income L.P. and Subsidiaries (the “Partnership”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, partners’ equity (deficit) and cash flows for the years ended December 31, 2009, 2008 and 2007.  These consolidated financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Secured Income L.P. and Subsidiaries as of December 31, 2009 and 2008, and the results of their operations, changes in their partners’ equity (deficit) and their cash flows for the years ended December 31, 2009, 2008 and 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/ Reznick Group, P.C.

Sacramento, California
March 29, 2010

SECURED INCOME L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2009 AND 2008

	2009	2008

ASSETS

Property and equipment, net of accumulated depreciation	$2,704,139	$2,974,071
Cash and cash equivalents	797,648	1,495,589
Mortgage escrow deposits	758,880	705,956
Tenant security deposits	63,022	194,610
Accounts receivable		3,662
Prepaid expenses	214,801	190,031
Intangible assets, net of accumulated amortization	281,877	303,592

	$4,820,367	$5,867,511

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

Mortgage payable	$8,019,780	$8,254,369
Accounts payable and accrued expenses	101,773	91,560
Tenant security deposits payable	52,116	119,222
Due to general partners and affiliates	18,365	18,365

	8,192,034	8,483,516

Commitments and contingencies

Partners' equity (deficit)

Limited partners (984,369 units issued and outstanding)	693,098	1,159,468
General partners	(3,878,310)	(3,769,472)
Noncontrolling interest	(186,455)	(6,001)

	(3,371,667)	(2,616,005)

	$4,820,367	$5,867,511

See notes to consolidated financial statements.

SECURED INCOME L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

	2009	2008	2007

OPERATIONS

REVENUE

Rental	$2,459,141	$2,601,135	$2,583,523
Interest	3,494	26,987	63,259
Other	64,866	76,745	80,100

TOTAL REVENUE	2,527,501	2,704,867	2,726,882

EXPENSES

Administration and management	517,082	514,006	530,895
Operating and maintenance	506,891	556,895	526,908
Taxes and insurance	466,360	420,816	424,153
Financial	538,440	551,575	568,054
Depreciation and amortization	424,331	1,193,542	21,715

TOTAL EXPENSES	2,453,104	3,236,834	2,071,725

INCOME (LOSS) FROM CONTINUING OPERATIONS	74,397	(531,967)	655,157

DISCONTINUED OPERATIONS

LOSS FROM DISCONTINUED OPERATIONS			(46,275)

NET INCOME (LOSS)	$74,397	$(531,967)	$608,882

NET INCOME (LOSS) ATTRIBUTABLE TO

General partners	$693	$(5,391)	$6,022
Limited partners	68,573	(533,662)	596,177
Noncontrolling interest	5,131	7,086	6,683

	$74,397	$(531,967)	$608,882

NET INCOME (LOSS) ALLOCATED PER UNIT OF LIMITED PARTNERSHIP INTEREST	$.07	$(.54)	$.60

NET INCOME (LOSS) FROM CONTINUING OPERATIONS ALLOCATED PER UNIT OF LIMITED PARTNERSHIP INTEREST	$.07	$(.54)	$.65

—continued—

SECURED INCOME L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED
YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

	2009	2008	2007

NET LOSS FROM DISCONTINUED OPERATIONS ALLOCATED PER UNIT OF LIMITED PARTNERSHIP INTEREST			$(.05)

Weighted number of units outstanding	984,369	984,369	984,369

See notes to consolidated financial statements.

SECURED INCOME L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

	Total	Limited partners	General partners	Noncontrolling interest

Partners' equity (deficit), December 31, 2006	$(1,837,593)	$1,943,182	$(3,767,607)	$(13,168)

Distributions to partners	(359,841)	(354,044)	(2,496)	(3,301)

Net income	608,882	596,177	6,022	6,683

Partners' equity (deficit), December 31, 2007	(1,588,552)	2,185,315	(3,764,081)	(9,786)

Distributions to partners	(495,486)	(492,185)		(3,301)

Net income (loss)	(531,967)	(533,662)	(5,391)	7,086

Partners' equity (deficit), December 31, 2008	(2,616,005)	1,159,468	(3,769,472)	(6,001)

Distributions to partners	(830,059)	(534,943)	(109,531)	(185,585)

Net income	74,397	68,573	693	5,131

Partners' equity (deficit), December 31, 2009	$(3,371,667)	$693,098	$(3,878,310)	$(186,455)

See notes to consolidated financial statements.

SECURED INCOME L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

	2009	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$74,397	$(531,967)	$608,882

Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	424,331	1,193,542	21,715
Increase in mortgage escrow deposits	(52,924)	(32,774)	(51,254)
Decrease (increase) in tenant security deposits	131,588	(22,215)	(46,232)
Decrease in accounts receivable	3,662	2,016	25,037
Decrease (increase) in prepaid expenses	(24,770)	(19,492)	3,903
Increase (decrease) in accounts payable and accrued expenses	10,213	2,861	(60,345)
Increase (decrease) in tenant security deposits payable	(67,106)	2,202	(302)
Decrease in due to general partners and affiliates			(42,397)

Net cash provided by operating activities	499,391	593,873	459,007

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisition of property and equipment	(132,684)	(130,645)

Net cash used in investing activities	(132,684)	(130,645)

CASH FLOWS FROM FINANCING ACTIVITIES

Mortgage principal payments	(234,589)	(220,763)	(207,752)
Distributions to noncontrolling interest	(185,585)	(3,301)	(30,555)
Distributions to partners	(644,474)	(492,185)	(356,540)

Net cash used in financing activities	(1,064,648)	(716,249)	(594,847)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(697,941)	(253,021)	(135,840)

Cash and cash equivalents at beginning of year	1,495,589	1,748,610	1,884,450

CASH AND CASH EQUIVALENTS AT END OF YEAR	$797,648	$1,495,589	$1,748,610

SIGNIFICANT NONCASH INVESTING AND FINANCING ACTIVITIES AND SUPPLEMENTAL INFORMATION

Financial expenses paid	$540,540	$555,211	$568,992

—continued—

SECURED INCOME L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

	2009	2008	2007

CASH FLOWS FROM DISCONTINUED OPERATIONS

Net cash used in operating activities			$(18,128)

Net cash used in financing activities			$(109,004)

The amounts reflected above under cash flows from discontinued operations are included in the consolidated statements of cash flows as presented on page F-8.

See notes to consolidated financial statements.

SECURED INCOME L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 AND 2007

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

Columbia Westmont Associates, L.P., formerly Columbia Associates ("Columbia") was formed as a limited partnership on February 6, 1985 to acquire an interest in real property located in New York, New York and to construct and operate thereon a 163 unit apartment complex which also includes a parking garage and approximately 9,400 square feet of commercial space.  The Partnership acquired a 98.9% limited partner interest in Columbia in December 1988.  The complex operated under the name of The Westmont.  Columbia sold The Westmont in July 2006; residual results of operations are reflected in the accompanying consolidated statement of operations for the year ended December 31, 2007 as loss from discontinued operations (see Note 6).

Columbia and Carrollton are referred to collectively as the “Operating Partnerships.”  Carrollton has an underlying mortgage that qualifies for tax-exempt financing as a result of restricting at least 20% of its apartment units for low to moderate income tenants as defined in applicable guidelines.  Columbia’s mortgages also had such qualifications and restrictions.

Between mid 2006 and mid 2007, on three separate occasions with three different potential buyers, Carrollton reached agreements to sell Fieldpointe at gross prices (before brokerage commissions and other selling costs) ranging from $25,500,000 to $27,100,000; however, on each occasion, the purchaser did not consummate the transaction.  More recently, in order to facilitate a sale of Fieldpointe, Carrollton’s general partners obtained a Phase I environmental report, an updated survey, title commitment and an independent appraisal of Fieldpointe in contemplation of providing a due diligence package to prospective purchasers.  Carrollton also retained a national third party brokerage firm. As of December 31, 2009, approximately eight non-binding written offers to purchase Fieldpointe have been received; a number of such offers are in the range of, or exceeding, $20,000,000.  Management considered the offers to be inadequate and, in one case, rejected the offer because it came from one of the prior potential purchasers that previously did not consummate the transaction after an agreement was reached.  Fieldpointe remains on the market for sale; however, given the current real estate markets, the Carrollton general partners believe the likelihood that an acceptable offer might be received in the near term is not probable.  At this time, it remains management’s intention to sell Fieldpointe; however, the Carrollton general partners cannot accurately predict the near term direction of the real estate markets, and there can be no assurance that an acceptable offer will be received or that a sale will be consummated.  As a result, and in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360; Subtopic 10, the property and equipment of Carrollton is classified as held and used in the accompanying consolidated balance sheets and Carrollton’s results of operations are classified as continuing operations in the accompanying consolidated statements of operations.  The cumulative depreciation for the period during which the property and equipment of Carrollton was classified as held for sale has been recorded as expense in the year ended December 31, 2008 (see Note 2).  There was no depreciation expense recorded for the year ended December 31, 2007.

Principles of Consolidation

The consolidated financial statements include the assets, liabilities and results of operations that relate to the business of the Partnership, Carrollton and Columbia.  All significant inter-partnership balances and transactions have been eliminated in consolidation.  A general partner and special limited partner noncontrolling interest of 1.1% is held in each of the Operating Partnerships.

SECURED INCOME L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2009, 2008 AND 2007

Note 1 - Organization and Summary of Significant Accounting Policies (continued)

Fair Value Measurement

ASC Topic 820 defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements.  ASC Topic 820 applies to other accounting pronouncements that require or permit fair value measurements. Accordingly, ASC Topic 820 does not require any new fair value measurements.  ASC Topic 820 is effective for fiscal years beginning after November 15, 2007.  The Partnership adopted ASC Topic 820 effective January 1, 2008.  On February 6, 2008 FASB deferred the effective date of ASC Topic 820 by one year for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  The partial adoption of ASC Topic 820 for financial assets and liabilities did not have a material impact on the Partnership’s consolidated financial position, results of operations or cash flows.  The Partnership adopted ASC Topic 820 as of January 1, 2008, with the exception of the application of this topic to nonrecurring nonfinancial assets and nonfinancial liabilities.  Nonrecurring nonfinancial assets and liabilities for which the Partnership had not applied the provisions of ASC Topic 820 include property and equipment and intangible assets measured at fair value for impairment testing.  The Partnership’s full adoption of ASC Topic 820 as of January 1, 2009 did not have an impact on its consolidated financial statements.

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

Financial assets accounted for at historical cost which approximates fair value on a recurring basis as of December 31, 2009 include cash and cash equivalents of $797,648, mortgage escrow deposits of $758,880 and tenant security deposits of $63,022 as reflected in the accompanying consolidated balance sheet.  These assets are carried at historical cost which approximates fair value based on quoted market prices for identical securities (Level 1 inputs).

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

Impairment of Long-Lived Assets

In accordance with ASC Topic 360; Subtopic 10, long-lived assets, primarily property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable.  For long-lived assets, the Partnership recognizes an impairment loss only if its carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss based on the difference between the carrying amount and estimated fair value.  No such adjustment for impairment losses has been required during the three year period ended December 31, 2009.

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents.

SECURED INCOME L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2009, 2008 AND 2007

Note 1 - Organization and Summary of Significant Accounting Policies (continued)

Accounts Receivable and Bad Debts

Tenant receivables are charged to bad debt expense when they are determined to be uncollectible based upon a periodic review of the accounts by management.  Accounting principles generally accepted in the United States of America require that the allowance method be used to recognize bad debts; however, the effect of using the direct write-off method is not materially different from the results that would have been obtained under the allowance method.

Intangible Assets and Amortization

Mortgage costs are amortized over the term of the loan using the effective interest method.  GAAP requires that the effective yield method be used to amortize such costs; however, the effect of using the straight-line method is not materially different from the results that would have been obtained under the effective yield method.  Acquisition fees are amortized over twenty-five years using the straight-line method. Estimated amortization expense for each of the next five years following December 31, 2009 is $21,715 per year.

Leases

Tenant leases are treated as operating leases.  Rental revenue is reported when earned and amounts received in advance are deferred until earned.

Advertising Costs

Advertising costs are expensed as incurred.

Income Taxes

The Partnership is a pass-through entity for income tax purposes and, as such, is not subject to income taxes. Rather, all items of taxable income and deductions are passed through to and are reported by its owners on their respective income tax returns.  The Partnership's federal tax status as a pass-through entity is based on its legal status as a partnership. Accordingly, the Partnership is not required to take any tax positions in order to qualify as a pass-through entity.  The Partnership is required to file and does file tax returns with the Internal Revenue Service and other taxing authorities.  Accordingly, these consolidated financial statements do not reflect a provision for income taxes and the Partnership has no other tax positions which must be considered for disclosure.  In accordance with ASC Topic 740; Subtopic 10, the Partnership has included in Note 11 disclosures related to differences in the financial and tax bases of accounting.

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

Net Income (Loss) per Unit of Limited Partnership Interest

Net income (loss) per unit of limited partnership interest is calculated based upon the weighted average number of units outstanding, 984,369 for each of the years 2009, 2008 and 2007.  Losses are allocated to the Limited Partners until such time as the Limited Partners' equity reaches zero as a result of loss allocations.

SECURED INCOME L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2009, 2008 AND 2007

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

Recent Accounting Pronouncements

ASC Topic 810 replaces the concept of minority interest with noncontrolling interests in subsidiaries.  Noncontrolling interests will now be reported as a component of equity in the consolidated statement of financial position.  Earnings attributable to noncontrolling interests will continue to be reported as a part of consolidated earnings; however, ASC Topic 810 requires that income attributable to both controlling and noncontrolling interests be presented separately on the face of the consolidated income statement.  In addition, ASC Topic 810 provides that when losses attributable to noncontrolling interests exceed the noncontrolling interest’s basis, losses continue to be attributed to the noncontrolling interest as opposed to being absorbed by the consolidating entity.  ASC Topic 810 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests.  All other requirements of ASC Topic 810 shall be applied prospectively.  ASC Topic 810 is effective for the first annual reporting period beginning on or after December 15, 2008. The Partnership has adopted ASC Topic 810 as of and for the year ended December 31, 2009.  Accordingly, the Partnership has reflected the noncontrolling interest separately in the accompanying consolidated balance sheets, statements of operations and statements of partners’ equity (deficit).

ASC Topic 825; Subtopic 10 requires disclosure about the method and significant assumptions used to establish the fair value of financial instruments for interim reporting periods as well as annual statements.  ASC Topic 825; Subtopic 10 is effective for the Partnership as of June 30, 2009 and its adoption did not impact the Partnership’s consolidated financial condition or results of operations.

In May 2009, FASB issued guidance regarding subsequent events, which was subsequently updated in February 2010. This guidance established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  In particular, this guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This guidance was effective for financial statements issued for fiscal years and interim periods ending after June 15, 2009, and was therefore adopted by the Partnership for the quarter ended June 30, 2009. The adoption did not have a significant impact on the subsequent events that the Partnership reports, either through recognition or disclosure, in the consolidated financial statements.  In February 2010, FASB amended its guidance on subsequent events to remove the requirement to disclose the date through which an entity has evaluated subsequent events, alleviating conflicts with current SEC guidance. This amendment was effective immediately and therefore the Partnership did not include the disclosure in these notes to the consolidated financial statements.

SECURED INCOME L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2009, 2008 AND 2007

Note 2 - Property and Equipment

Property and equipment as of December 31, 2009 and 2008 is summarized as follows:

	2009	2008

Land	$1,226,061	$1,226,061
Buildings and improvements	10,006,778	9,874,094
Furniture and equipment	1,154,711	1,154,711

	12,387,550	12,254,866
Less accumulated depreciation	9,683,411	9,280,795

	$2,704,139	$2,974,071

Depreciation expense for the years ended December 31, 2009 and 2008 was $402,616 and $1,171,827, respectively.  The 2008 expense represents the cumulative depreciation for the three year period ended December 31, 2008.  There was no depreciation expense recorded for the years ended December 31, 2007 and 2006 due to the property and equipment of Carrollton being classified as held for sale as of December 31, 2006 and 2005 (see Note 1).  Depreciation expense attributable to the year ended December 31, 2008 was $392,351.

Note 3 - Intangible Assets

Intangible assets as of December 31, 2009 and 2008 is summarized as follows:

	2009	2008

Acquisition fees	$156,100	$156,100
Mortgage costs	624,486	624,486

	780,586	780,586
Less accumulated amortization	498,709	476,994

	$281,877	$303,592

Amortization expense for each of the years ended December 31, 2009, 2008 and 2007 was $21,715.

Note 4 - Mortgage Escrow Deposits

Mortgage escrow deposits (see Note 5) as of December 31, 2009 and 2008 represent escrows held by Carrollton’s mortgage lender in the amount of $758,880 and $705,956, respectively.

Note 5 - Mortgage Payable

Carrollton is obligated under the terms of a note in the original amount of $10,494,100, which note was financed through tax exempt revenue bonds issued by the City of Frederick, Maryland and is insured by the Federal Housing Administration (“FHA”), an organizational unit within the United States Department of Housing and Urban Development (“HUD”), pursuant to Section 221(d)(4) of the National Housing Act of 1934, as amended..  The note bears interest at 6.09% with monthly payments of principal and interest of $60,900 due through maturity in February 2028.  The note is collateralized by the underlying value of the real estate plus other amounts on deposit with the lender (see Note 4).  Pursuant to agreements, Carrollton is required to make monthly escrow deposits for taxes, insurance and replacement of project assets, and is subject to restrictions as to operating policies, rental charges, operating expenditures and distributions to partners.  The balance of the mortgage payable as of December 31, 2009 and 2008 is $8,019,780 and $8,254,369, respectively.

SECURED INCOME L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2009, 2008 AND 2007

Note 5 - Mortgage Payable (continued)

Aggregate annual maturities of the mortgage for each of the next five years and thereafter are as follows:

2010	$249,281
2011	264,893
2012	281,483
2013	299,112
2014	317,845
Thereafter	6,607,166

$8,019,780

Note 6 - Discontinued Operations

Discontinued operations attributable to Columbia as reflected in the accompanying consolidated statement of operations for the year ended December 31, 2007 is summarized as follows:

Revenue

Other	$8,191

Expenses

Administration and management	26,913
Taxes and insurance	27,553

Total Expenses	54,466

Loss from Discontinued Operations	$(46,275)

Note 7 - Transactions with Affiliates

The management agent for Fieldpointe is an affiliate of two of the General Partners and one of Carrollton’s general partners.  The management agent is entitled to property management fees equal to 4% of residential income collected.  In addition, the management agent is entitled to a reporting fee of $5 per unit per month for bookkeeping and reporting services.  The maximum annual management and reporting fees may not exceed 5% of gross collections.  Such fees of $114,616, $120,532 and $119,727 were charged to operations for the years ended December 31, 2009, 2008 and 2007, respectively.

An affiliate of two of the General Partners provides investor services for which it receives an amount equal to .5% of the gross proceeds from the offering of Partnership units; the Partnership incurred $98,437 for each of the three years ended December 31, 2009.  Accrued investor service fees of $18,365 as of December 31, 2009 and 2008 are reflected as due to general partners and affiliates in the accompanying consolidated balance sheets.

The noncontrolling interest owners in Columbia were due $27,254 as of December 31, 2006 in connection with the sale of The Westmont.  Such amount was paid during the year ended December 31, 2007.  In addition, when the sales proceeds were distributed by Columbia, $2,371 that should have been distributed to Columbia’s special limited partner, which entity is also a General Partner, was distributed to the Partnership.  Such amount was paid to such General Partner during the year ended December 31, 2007.

SECURED INCOME L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2009, 2008 AND 2007

Note 8 - Partners' Equity (Deficit)

Partnership Allocation

Profits and losses of the Partnership are allocated 1% and 99% to the General Partners and Limited Partners, respectively, until such time as the Limited Partners' capital reaches zero as a result of loss allocations, after which all losses are allocated to the General Partners.

Partnership Distributions

In accordance with the respective partnership agreements, to the extent that Carrollton and Columbia generated net operating cash flow in any year at a level sufficient, when distributed to the Partnership, to enable the Partnership to satisfy the allocable portion of the Limited Partners' 8% preferred return for such year without utilizing amounts generated from guaranteed investment contracts (the last of which matured in January 1998), the excess amounts generated from the guaranteed investment contracts would be paid or distributed to the general partners of Carrollton and/or Columbia, whichever generated such level of operating cash flow.  No such excess distributions were generated during the term of the guaranteed investment contract periods.  The distributions in connection with the sale of The Westmont included a full return of Unit holders’ invested capital, originally $20.00 per Unit, and an additional distribution made on April 4, 2007 resulted in the Limited Partners being paid at an annualized rate of 8% through August 4, 2006, the date Unit holders received the return of their invested capital.  The Partnership made distributions of approximately $0.50 per Unit on July 25, 2008 to Unit holders of record as of June 30, 2008 and on July 21, 2009 Unit to Unit holders of record as of June 30, 2009.  The distributions to the Limited Partners reflected in the accompanying consolidated financial statements as of and for the years ended December 31, 2009 and 2007 include withholding taxes paid by the Partnership to the State of Maryland on behalf of the Limited Partners of approximately $.04 per Unit and $.03 per Unit, respectively.  The distributions to the General Partners reflected in the accompanying consolidated financial statements include distributions to the Partnership’s general partners and amounts distributed by Carrollton to its general partners.

Note 9 - Commitments and Contingencies

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

Concentration of Credit Risk

As of December 31, 2009, the Partnership and Carrollton have a combined total of $860,670 of cash and cash equivalents and tenant security deposits.  Of such amount, $73,202 is held in accounts at financial institutions in which the aggregate amount on deposit at each institution is insured up to $250,000 by the Federal Deposit Insurance Corporation (“FDIC”).  The entire amount is FDIC insured as of December 31, 2009.  $785,367 is held in accounts at financial institutions in which such amounts are invested in a portfolio of securities that are direct obligations of the U.S. Treasury and are backed by the full faith and credit of the United States of America.  $2,101 is held in a financial institution insured by the Securities Investor Protection Corporation (“SIPC”).  The account that is covered by SIPC insurance has coverage which is limited to $500,000; while SIPC provides insurance for funds which are misappropriated, it does not insure amounts which may be lost as a result of changes in market conditions.

Carrollton’s principal asset is a 252-unit apartment complex.  Carrollton’s operations are concentrated in the multifamily real estate market and it operates in a heavily regulated environment. The operations of Carrollton are subject to the administrative directives, rules and regulations of federal agencies, including, but not limited to, HUD.  Such administrative directives, rules and regulations are subject to change by an act of Congress or an administrative change mandated by HUD.  Such changes may occur with little notice or inadequate funding to pay for the related cost, including the additional administrative burden, to comply with a change.

SECURED INCOME L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2009, 2008 AND 2007

Note 10 - Fair Value of Financial Instruments

The estimated fair value of amounts has been determined using available market information, assumptions, estimates and valuation methodologies.

Cash and Cash Equivalents, Mortgage Escrow Deposits and Tenant Security Deposits

The carrying amount approximates fair value.

Accounts Receivable

The carrying amount approximates fair value due to the short-term nature of the receivable.

The estimated fair values of the Partnership’s other financial instruments as of December 31, 2009 and 2008 are disclosed elsewhere in the consolidated financial statements.

Note 11 - Reconciliation of Financial Statement Income (Loss) to Taxable Income (Loss)

A reconciliation of the financial statement net income (loss) to the income tax income (loss) of the Partnership for the years ended December 31, 2009, 2008 and 2007 is as follows:

	2009	2008	2007

Financial statement net income (loss)	$74,397	$(531,967)	$608,882

Difference in gain on sale of property/write-off of remaining investment balance in Columbia	—	—	(1,531,210)

Depreciation recorded for tax purposes after cessation of depreciation for financial reporting	—	—	(21,799)

Excess depreciation for financial reporting purposes due to purchase accounting treatment, net of excess tax depreciation resulting from a step-up in basis (including adjustment described in Note 2)	279,050	1,114,665	(34,656)

Deferred revenue	3,562	(2,564)	—

Payment of related party expense items not deductible until paid for tax purposes under Internal Revenue Code Section 267	—	—	(40,036)

Amounts allocated to other partners of Carrollton and Columbia and other	(43,708)	5,867	(11,056)

Tax return income (loss)	$313,101	$586,001	$(1,029,875)