Form 10-Q
period 2010-03-31
SECURED INCOME L P
filed 2010-05-13
CIK 804217

SECURITIES AND EXCHANGE COMMISSION
Washington, DC

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2010

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

Yes  ☐  No  ☒

As of May 13, 2010, there are 984,369 units of limited partnership interest outstanding.

SECURED INCOME L.P. AND SUBSIDIARY

Part I - Financial Information.

SECURED INCOME L.P. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2010	2009

ASSETS

Property and equipment, net of accumulated depreciation	$2,601,573	$2,704,139
Cash and cash equivalents	572,740	797,648
Mortgage escrow deposits	864,155	758,880
Tenant security deposits	56,000	63,022
Accounts receivable	965
Prepaid expenses	132,942	214,801
Intangible assets, net of accumulated amortization	276,448	281,877

	$4,504,823	$4,820,367

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

Mortgage payable	$7,958,872	$8,019,780
Accounts payable and accrued expenses	82,550	101,773
Tenant security deposits payable	47,261	52,116
Due to affiliate	22,956	18,365

	8,111,639	8,192,034

Partners' equity (deficit)

Limited partners	456,613	693,098
General partners	(3,878,213)	(3,878,310)
Noncontrolling interest	(185,216)	(186,455)

	(3,606,816)	(3,371,667)

	$4,504,823	$4,820,367

See notes to consolidated financial statements.

SECURED INCOME L.P. AND SUBSIDIARY

CONSOLIDATED INCOME STATEMENTS
THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(Unaudited)

	2010	2009

REVENUE

Rental	$634,967	$623,611
Interest	254	1,108

TOTAL REVENUE	635,221	624,719

EXPENSES

Administrative and management	127,693	121,711
Operating and maintenance	136,657	142,004
Taxes and insurance	119,058	117,714
Financial	132,875	136,675
Depreciation and amortization	107,995	104,170

TOTAL EXPENSES	624,278	622,274

NET INCOME	$10,943	$2,445

NET INCOME ATTRIBUTABLE TO

Limited partners	$9,607	$1,860
General partners	97	19
Noncontrolling interest	1,239	566

	$10,943	$2,445

NET INCOME ALLOCATED PER UNIT OF LIMITED PARTNERSHIP INTEREST	$.01	$.00

See notes to consolidated financial statements.

SECURED INCOME L.P. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(Unaudited)

	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES

Net income	$10,943	$2,445
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	107,995	104,170
Increase in mortgage escrow deposits	(105,275)	(122,660)
Decrease (increase) in tenant security deposits	7,022	(3,216)
Decrease (increase) in accounts receivable	(965)	3,662
Decrease in prepaid expenses	81,859	109,642
Increase (decrease) in accounts payable and accrued expenses	(19,223)	21,501
Decrease in tenant security deposits payable	(4,855)	(7,216)
Increase in due to affiliate	4,591	24,609

Net cash provided by operating activities	82,092	132,937

CASH FLOWS FROM FINANCING ACTIVITIES

Distributions to partners	(246,092)
Principal payments on mortgage	(60,908)	(57,318)

Net cash used in financing activities	(307,000)	(57,318)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(224,908)	75,619

Cash and cash equivalents at beginning of period	797,648	1,495,589

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$572,740	$1,571,208

SUPPLEMENTAL INFORMATION

Financial expenses paid	$165,189	$125,382

See notes to consolidated financial statements.

SECURED INCOME L.P. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(Unaudited)

1.
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information.  They do not include all information and footnotes required by GAAP for complete financial statements.  The results of operations are impacted significantly by the results of operations of the Carrollton Partnership (“Carrollton”), which are provided on an unaudited basis during interim periods.  Accordingly, the accompanying consolidated financial statements are dependent on such unaudited information.  In the opinion of the General Partners of the Partnership, the accompanying consolidated financial statements include all adjustments necessary to reflect fairly the results of the interim periods presented.  All adjustments are of a normal recurring nature.  No significant events have occurred subsequent to December 31, 2009 and no material contingencies exist which would require additional disclosure in the report under Regulation S-X, Rule 10-01 paragraph A-5.

Certain prior period balances have been reclassified to conform to the current period presentation.

The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the entire year.

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2010-06, “Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”), amending Accounting Standards Codification (“ASC”) Topic 820 to increase disclosure requirements regarding recurring and nonrecurring fair value measurements.  The Partnership adopted ASU 2010-06 for the period ending March 31, 2010, except for the disclosures about activity in Level 3 fair value measurements which will be effective for the Partnership’s fiscal year beginning January 1, 2011.  The adoption of ASC Topic 820 did not have a material impact on the Partnership’s consolidated financial statements and is not expected to have a material impact on the Partnership’s consolidated financial statements once fully implemented.

2.
Additional information, including the audited December 31, 2009 Consolidated Financial Statements and the Summary of Significant Accounting Policies, is included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2009 on file with the Securities and Exchange Commission.

SECURED INCOME L.P. AND SUBSIDIARY

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

Fieldpointe, the operating complex owned by the Carrollton Partnership (“Carrollton”) remains on the market for sale as the Carrollton general partners continue to receive inquiries; however, given the current real estate market, the Carrollton general partners believe the likelihood that an acceptable offer might be received in the near term is not probable.  The Carrollton general partners cannot accurately predict the direction of the real estate market, and there can be no assurance that an acceptable offer will be received or that a sale will be consummated.  Notwithstanding the foregoing, if a sale of Fieldpointe were to occur, Registrant intends to distribute the net proceeds received to its partners, less a reasonable reserve, in accordance with the terms and conditions of Registrant’s Partnership Agreement.  At such time, Registrant intends to dissolve.

Registrant made a distribution on March 31, 2010 in the amount of approximately $0.25 per Unit to Unit holders of record as of December 31, 2009.  Registrant anticipates that an additional distribution may be made in the first quarter of 2011.  The ability to make such distribution, and the amount of such distribution, if any, will depend on Fieldpointe’s cash flow and reserve levels, among other things.  There can be no certainty as to the payment of future distributions or the amount and timing thereof.

Registrant's primary source of funds is currently rents generated by Fieldpointe.  Registrant's investment is considered highly illiquid.

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

Registrant formerly held an interest in Columbia Westmont Associates, L.P. (“Columbia”), which sold its underlying property in 2006.  After an appeal, Columbia received a real estate tax refund for a prior year in the amount of approximately $998,000, which amount is net of professional fees incurred in connection with the appeal.  Registrant and the general partners of Columbia are currently undergoing discussions and seeking guidance in an effort to determine how the funds received should be characterized and applied under the terms of Columbia’s partnership agreement, and the amount, if any, that should be paid to Registrant and the other partners of Columbia.

Results of Operations

Although Registrant generated cash from operations during the three months ended March 31, 2010, cash and cash equivalents decreased by approximately $225,000 during the period, primarily as a result of distributions to partners.  Property and equipment decreased as a result of depreciation expense.  Mortgage escrow deposits increased while prepaid expenses and accounts payable and accrued expenses decreased in the ordinary course of operations.  Mortgage payable decreased as a result of principal payments on Carrollton’s mortgage.

The discussion below refers primarily to the operations of Carrollton and not to that of Registrant as a whole.

SECURED INCOME L.P. AND SUBSIDIARY

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

Three Months Ended March 31, 2010

During the three months ended March 31, 2010, Carrollton's operations resulted in net income of approximately $50,000, which includes financial expenses and depreciation and amortization of approximately $133,000 and approximately $106,000, respectively.  Accordingly, Carrollton generated income from operating activities prior to financial expenses and depreciation and amortization of approximately $289,000.  Mortgage principal payments during the period were approximately $61,000.  After considering the mandatory mortgage principal payments and required deposits to mortgage escrows, among other things, Fieldpointe generated cash flow of approximately $85,000 during the three months ended March 31, 2010.  There can be no assurance that the level of cash flow generated by Fieldpointe during the three months ended March 31, 2010 will continue in future periods.

Registrant’s results of operations for the three months ended March 31, 2010 are comparable to the three months ended March 31, 2009.

As of March 31, 2010, the occupancy of Fieldpointe was approximately 94%.  In the event a sale of Fieldpointe does not take place, the future operating results of Fieldpointe will be extremely dependent on market conditions and therefore may be subject to significant volatility.

Three Months Ended March 31, 2009

During the three months ended March 31, 2009, Carrollton's operations resulted in net income of approximately $36,000, which includes financial expenses and depreciation and amortization of approximately $137,000 and approximately $102,000, respectively.  Accordingly, Carrollton generated income from operating activities prior to financial expenses and depreciation and amortization of approximately $276,000.  Mortgage principal payments during the period were approximately $57,000.  After considering the mandatory mortgage principal payments and required deposits to mortgage escrows, among other things, Fieldpointe generated cash flow of approximately $72,000 during the three months ended March 31, 2009.  As of March 31, 2009, the occupancy of Fieldpointe was approximately 93%.

Critical Accounting Policies and Estimates

The accompanying unaudited consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), which requires Registrant to make certain estimates and assumptions.  The following section is a summary of certain aspects of those accounting policies that may require subjective or complex judgments and are most important to the portrayal of Registrant’s consolidated financial condition and results of operations.  Registrant believes that there is a low probability that the use of different estimates or assumptions in making these judgments would result in materially different amounts being reported in the accompanying consolidated financial statements.

Registrant records its real estate assets at cost less accumulated depreciation and, if there are indications that impairment exists, adjusts the carrying value of those assets in accordance with Accounting Standards Codification (“ASC”) Topic 360; Subtopic 10.  In accordance with ASC Topic 360; Subtopic 10, long-lived assets, primarily property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable.  Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable.  For long-lived assets, Registrant recognizes an impairment loss only if its carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss based on the difference between the carrying amount and estimated fair value.  No such adjustment for impairment loss is required as of March 31, 2010.

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

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2010-06, “Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”), amending ASC Topic 820 to increase disclosure requirements regarding recurring and nonrecurring fair value measurements.  Registrant adopted ASU 2010-06 for the period ending March 31, 2010, except for the disclosures about activity in Level 3 fair value measurements which will be effective for Registrant’s fiscal year beginning January 1, 2011.  The adoption of ASC Topic 820 did not have a material impact on Registrant’s consolidated financial statements and is not expected to have a material impact on Registrant’s consolidated financial statements once fully implemented.

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

Registrant has carried out an evaluation, under the supervision and the participation of its management, including the Chief Executive Officer and Chief Financial Officer of Wilder Richman Resources Corporation (“WRRC”), one of Registrant’s general partners, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of the three months ended March 31, 2010.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of WRRC concluded that Registrant’s disclosure controls and procedures were effective as of March 31, 2010.

Item 4T.	Internal Control Over Financial Reporting.

There were no changes in Registrant’s internal control over financial reporting during the three months ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, Registrant’s internal control over financial reporting.

SECURED INCOME L.P. AND SUBSIDIARY

Part II - Other Information.

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

Registrant is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this Item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Removed and Reserved.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit 31.1 - Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
Exhibit 31.2 - Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
Exhibit 32.1 - Section 1350 Certification of Chief Executive Officer.
Exhibit 32.2 - Section 1350 Certification of Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 13th day of May 2010.

SECURED INCOME L.P.

By:	Wilder Richman Resources Corporation, General Partner

	By:	/s/Richard Paul Richman
Richard Paul Richman
Chief Executive Officer

	By:	/s/James Hussey
James Hussey
Chief Financial Officer

By:	WRC-87A Corporation, General Partner

	By:	/s/Richard Paul Richman
Richard Paul Richman
Executive Vice President and Treasurer