Form 10-Q
period 2010-06-30
SECURED INCOME L P
filed 2010-08-04
CIK 804217

SECURITIES AND EXCHANGE COMMISSION
Washington, DC

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2010

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

Yes ☐  No ☒

As of August 4, 2010, there are 984,369 units of limited partnership interest outstanding.

SECURED INCOME L.P. AND SUBSIDIARY

Part I - Financial Information.

Table of Contents

SECURED INCOME L.P. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30,	December 31,
	2010	2009

ASSETS

Property and equipment, net of accumulated depreciation	$2,499,005	$2,704,139
Cash and cash equivalents	475,891	797,648
Mortgage escrow deposits	926,793	758,880
Investment in bond	97,370
Tenant security deposits	51,773	63,022
Interest and accounts receivable	2,317
Prepaid expenses	117,721	214,801
Intangible assets, net of accumulated amortization	271,020	281,877

	$4,441,890	$4,820,367

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

Mortgage payable	$7,897,032	$8,019,780
Accounts payable and accrued expenses	85,768	101,773
Tenant security deposits payable	40,603	52,116
Due to affiliates	29,224	18,365

	8,052,627	8,192,034

Partners' equity (deficit)

Limited partners	452,991	693,098
General partners	(3,878,249)	(3,878,310)
Noncontrolling interest	(183,864)	(186,455)
Accumulated other comprehensive loss	(1,615)

	(3,610,737)	(3,371,667)

	$4,441,890	$4,820,367

See notes to consolidated financial statements.

SECURED INCOME L.P. AND SUBSIDIARY

CONSOLIDATED INCOME STATEMENTS
THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2010 AND 2009
(UNAUDITED)

	Three Months	Six Months	Three Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2010	June 30, 2010	June 30, 2009	June 30, 2009

REVENUE

Rental	$670,136	$1,305,103	$662,371	$1,285,892
Interest	779	1,033	260	1,368

TOTAL REVENUE	670,915	1,306,136	662,631	1,287,350

EXPENSES

Administrative and management	121,696	249,389	128,139	249,850
Operating and maintenance	171,301	307,958	158,498	300,502
Taxes and insurance	117,009	236,067	113,954	231,668
Financial	131,709	264,584	135,588	272,263
Depreciation and amortization	107,996	215,991	104,169	208,339

TOTAL EXPENSES	649,711	1,273,989	640,348	1,262,622

NET INCOME	21,204	32,147	22,283	24,728

Other comprehensive loss	(1,615)	(1,615)

COMPREHENSIVE INCOME	$19,589	$30,532	$22,283	$24,728

NET INCOME ATTRIBUTABLE TO

Limited partners	$19,653	$29,260	$21,152	$23,012
General partners	199	296	213	232
Noncontrolling interest	1,352	2,591	918	1,484

	$21,204	$32,147	$22,283	$24,728

NET INCOME ALLOCATED PER UNIT OF
LIMITED PARTNERSHIP INTEREST	$.02	$.03	$.02	$.02

See notes to consolidated financial statements.

SECURED INCOME L.P. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(UNAUDITED)

	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES

Net income	$32,147	$24,728
Adjustments to reconcile net income to net cash provided
by operating activities
Depreciation and amortization	215,991	208,339
Increase in mortgage escrow deposits	(167,913)	(96,688)
Decrease in tenant security deposits	11,249	87,854
Amortization of premium on investment in bond	205
Decrease (increase) in interest and accounts receivable	(567)	172
Decrease in prepaid expenses	97,080	48,477
Increase (decrease) in accounts payable and accrued expenses	(16,005)	15,454
Decrease in tenant security deposits payable	(11,513)	(20,932)
Increase in due to affiliates	10,859	9,182

Net cash provided by operating activities	171,533	276,566

CASH FLOWS FROM INVESTING ACTIVITIES

Investment in bond	(100,940)

Net cash used in investing activities	(100,940)

CASH FLOWS FROM FINANCING ACTIVITIES

Distributions to partners	(269,602)	(43,190)
Principal payments on mortgage	(122,748)	(115,513)

Net cash used in financing activities	(392,350)	(158,703)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(321,757)	117,863

Cash and cash equivalents at beginning of period	797,648	1,495,589

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$475,891	$1,613,452

SIGNIFICANT NONCASH INVESTING ACTIVITIES

Unrealized loss on investment in bond	$1,615

SUPPLEMENTAL INFORMATION

Financial expenses paid	$286,050	$294,214

See notes to consolidated financial statements.

SECURED INCOME L.P. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(UNAUDITED)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information.  They do not include all information and footnotes required by GAAP for complete financial statements.  The results of operations are impacted significantly by the results of operations of the Carrollton Partnership (“Carrollton”), which are provided on an unaudited basis during interim periods.  Accordingly, the accompanying unaudited consolidated financial statements are dependent on such unaudited information.  In the opinion of the General Partners of the Partnership, the accompanying unaudited consolidated financial statements include all adjustments necessary to reflect fairly the results of operations and cash flows for the interim periods presented.  All adjustments are of a normal recurring nature.  The results of operations for the six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the entire year.

Certain prior period balances have been reclassified to conform to the current period presentation.

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2010-06, “Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”), amending Accounting Standards Codification (“ASC”) Topic 820 to increase disclosure requirements regarding recurring and nonrecurring fair value measurements.  The Partnership adopted ASU 2010-06 for the period ended June 30, 2010, except for the disclosures about activity in Level 3 fair value measurements which will be effective for the Partnership’s fiscal year beginning January 1, 2011.  The adoption of ASC Topic 820 did not have a material impact on the Partnership’s consolidated financial statements and is not expected to have a material impact on the Partnership’s consolidated financial statements once fully implemented.

2.	Investment in Bond

The Partnership carries its investment in bond as available-for-sale because such investment is used to facilitate and provide flexibility for its obligations.  Investment in bond is reflected in the accompanying unaudited consolidated balance sheet as of June 30, 2010 at estimated fair value and is classified within Level 1 of the fair value hierarchy of the guidance on Fair Value Measurements as defined in ASC Topic 820.  Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Partnership has the ability to access.  The unrealized loss of $1,615 is reflected as accumulated other comprehensive loss in the accompanying unaudited consolidated financial statements as of and for the six months ended June 30, 2010.

As of June 30, 2010, certain information concerning investment in bond is as follows:

Description and maturity	Amortized cost	Gross unrealized gain	Gross unrealized loss	Estimated fair value

Corporate debt security
After ten years	$98,985	$—	$(1,615)	$97,370

3.	Additional Information

Additional information, including the audited December 31, 2009 Consolidated Financial Statements and the Organization and Summary of Significant Accounting Policies, is included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2009 on file with the Securities and Exchange Commission.

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

Results of Operations

Although Registrant generated cash from operations during the six months ended June 30, 2010, cash and cash equivalents decreased by approximately $322,000 during the period, primarily as a result of distributions to partners and Registrant’s investment in a bond.  Property and equipment decreased as a result of depreciation expense.  Mortgage escrow deposits increased while prepaid expenses decreased in the ordinary course of operations.  Mortgage payable decreased as a result of principal payments on Carrollton’s mortgage.

The discussion below refers primarily to the operations of Carrollton and not to that of Registrant as a whole.

SECURED INCOME L.P. AND SUBSIDIARY

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

Six Months Ended June 30, 2010

During the six months ended June 30, 2010, Carrollton's operations resulted in net income of approximately $110,000, which includes financial expenses and depreciation and amortization of approximately $264,000 and approximately $213,000, respectively.  Accordingly, Carrollton generated income from operating activities prior to financial expenses and depreciation and amortization of approximately $587,000.  Mortgage principal payments during the period were approximately $123,000.  After considering the mandatory mortgage principal payments and required deposits to mortgage escrows, among other things, Fieldpointe generated cash flow of approximately $180,000 during the six months ended June 30, 2010.  There can be no assurance that the level of cash flow generated by Fieldpointe during the six months ended June 30, 2010 will continue in future periods.

Registrant’s results of operations as a whole for the six months ended June 30, 2010 are comparable to the six months ended June 30, 2009.

As of June 30, 2010, the occupancy of Fieldpointe was approximately 97%.  In the event a sale of Fieldpointe does not take place, the future operating results of Fieldpointe will be extremely dependent on market conditions and therefore may be subject to significant volatility.

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

Critical Accounting Policies and Estimates

The accompanying unaudited consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), which requires Registrant to make certain estimates and assumptions.  The following section is a summary of certain aspects of those accounting policies that may require subjective or complex judgments and are most important to the portrayal of Registrant’s consolidated financial condition and results of operations.  Registrant believes that there is a low probability that the use of different estimates or assumptions in making these judgments would result in materially different amounts being reported in the accompanying unaudited consolidated financial statements.

Registrant records its real estate assets at cost less accumulated depreciation and, if there are indications that impairment exists, adjusts the carrying value of those assets in accordance with Accounting Standards Codification (“ASC”) Topic 360; Subtopic 10.  In accordance with ASC Topic 360; Subtopic 10, long-lived assets, primarily property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable.  Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable.  For long-lived assets, Registrant recognizes an impairment loss only if its carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss based on the difference between the carrying amount and estimated fair value.  No such adjustment for impairment loss is required as of June 30, 2010.

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

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2010-06, “Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”), amending ASC Topic 820 to increase disclosure requirements regarding recurring and nonrecurring fair value measurements.  Registrant adopted ASU 2010-06 for the period ended June 30, 2010, except for the disclosures about activity in Level 3 fair value measurements which will be effective for Registrant’s fiscal year beginning January 1, 2011.  The adoption of ASC Topic 820 did not have a material impact on Registrant’s consolidated financial statements and is not expected to have a material impact on Registrant’s consolidated financial statements once fully implemented.

Item 3.   Quantitative and Qualitative Disclosure About Market Risk.

The market value of Registrant’s investment in bond is subject to fluctuation based upon changes in interest rates relative to the investment’s maturity date and the associated bond rating.  Since Registrant’s investment in bond is callable in 2013, the value of such investment may be adversely impacted in an environment of rising interest rates in the event Registrant decides to liquidate the investment prior to its call date.  Although Registrant may utilize the investment to pay for its operating expenses, it otherwise intends to hold such investment to its call date.  Therefore, Registrant does not anticipate any material adverse impact in connection with such investment.

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

Registrant has carried out an evaluation, under the supervision and the participation of its management, including the Chief Executive Officer and Chief Financial Officer of Wilder Richman Resources Corporation (“WRRC”), one of Registrant’s general partners, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of the three months ended June 30, 2010.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of WRRC concluded that Registrant’s disclosure controls and procedures were effective as of June 30, 2010.

Item 4T.  Internal Control Over Financial Reporting.

There were no changes in Registrant’s internal control over financial reporting during the three months ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, Registrant’s internal control over financial reporting.

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

Exhibit 31.1 - Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
Exhibit 31.2 - Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
Exhibit 32.1 - Section 1350 Certification of Chief Executive Officer.
Exhibit 32.2 - Section 1350 Certification of Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 4th day of August 2010.

SECURED INCOME L.P.

By:	Wilder Richman Resources Corporation, General Partner

	By:	/s/Richard Paul Richman
Richard Paul Richman
Chief Executive Officer

	By:	/s/James Hussey
James Hussey
Chief Financial Officer

By:	WRC-87A Corporation, General Partner

	By:	/s/Richard Paul Richman
Richard Paul Richman
Executive Vice President and Treasurer