Form 10-Q
period 2010-09-30
SECURED INCOME L P
filed 2010-11-03
CIK 804217

SECURITIES AND EXCHANGE COMMISSION
Washington, DC

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2010

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ______ to ______

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

Large Accelerated Filer  ☐   Accelerated Filer  ☐   Non-Accelerated Filer☐   Smaller Reporting Company   ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

As of November 3, 2010, there are 984,369 units of limited partnership interest outstanding.

SECURED INCOME L.P. AND SUBSIDIARY

Part I - Financial Information.

SECURED INCOME L.P. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30,	December 31,
	2010	2009

ASSETS

Property and equipment, net of accumulated depreciation	$2,396,438	$2,704,139
Cash and cash equivalents	579,323	797,648
Mortgage escrow deposits	710,843	758,880
Investment in bond	100,100
Tenant security deposits	34,976	63,022
Interest and accounts receivable	99
Prepaid expenses	342,245	214,801
Intangible assets, net of accumulated amortization	265,592	281,877

	$4,429,616	$4,820,367

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

Mortgage payable	$7,834,246	$8,019,780
Accounts payable and accrued expenses	92,588	101,773
Tenant security deposits payable	34,733	52,116
Due to affiliates	14,268	18,365

	7,975,835	8,192,034

Partners' equity (deficit)

Limited partners	513,737	693,098
General partners	(3,877,636)	(3,878,310)
Noncontrolling interest	(184,049)	(186,455)
Accumulated other comprehensive income	1,729

	(3,546,219)	(3,371,667)

	$4,429,616	$4,820,367

See notes to consolidated financial statements.

SECURED INCOME L.P. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2010 AND 2009
(UNAUDITED)

	Three Months	Nine Months	Three Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2010	2009	2009

REVENUE

Rental	$685,140	$1,990,243	$607,095	$1,893,077
Interest	1,996	3,029	78	1,446

TOTAL REVENUE	687,136	1,993,272	607,173	1,894,523

EXPENSES

Administrative and management	125,591	374,980	126,504	376,354
Operating and maintenance	134,320	442,278	174,828	475,330
Taxes and insurance	125,224	361,291	112,273	343,941
Financial	130,763	395,347	134,696	406,959
Depreciation and amortization	107,995	323,986	104,170	312,509

TOTAL EXPENSES	623,893	1,897,882	652,471	1,915,093

NET INCOME (LOSS)	63,243	95,390	(45,298)	(20,570)

Other comprehensive income	3,344	1,729

COMPREHENSIVE INCOME (LOSS)	$66,587	$97,119	$(45,298)	$(20,570)

NET INCOME (LOSS) ATTRIBUTABLE TO

Limited partners	$60,746	$90,006	$(44,901)	$(21,889)
General partners	613	909	(453)	(221)
Noncontrolling interest	1,884	4,475	56	1,540

	$63,243	$95,390	$(45,298)	$(20,570)

NET INCOME (LOSS) ALLOCATED PER UNIT OF LIMITED PARTNERSHIP INTEREST	$.06	$.09	$(.04)	$(.02)

See notes to consolidated financial statements.

SECURED INCOME L.P. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(UNAUDITED)

	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$95,390	$(20,570)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	323,986	312,509
Decrease in mortgage escrow deposits	48,037	86,252
Decrease in tenant security deposits	28,046	110,726
Amortization of premium on investment in bond	819
Decrease in interest and accounts receivable	1,651	1,201
Increase in prepaid expenses	(127,444)	(141,789)
Increase (decrease) in accounts payable and accrued expenses	(9,185)	18,962
Decrease in tenant security deposits payable	(17,383)	(54,557)
Decrease in due to affiliates	(4,097)	(4,591)

Net cash provided by operating activities	339,820	308,143

CASH FLOWS FROM INVESTING ACTIVITIES

Investment in bond	(100,940)

Net cash used in investing activities	(100,940)

CASH FLOWS FROM FINANCING ACTIVITIES

Distributions to partners	(271,671)	(830,059)
Principal payments on mortgage	(185,534)	(174,599)

Net cash used in financing activities	(457,205)	(1,004,658)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(218,325)	(696,515)

Cash and cash equivalents at beginning of period	797,648	1,495,589

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$579,323	$799,074

SIGNIFICANT NONCASH INVESTING ACTIVITIES

Unrealized gain on investment in bond	$1,729

SUPPLEMENTAL INFORMATION

Financial expenses paid	$405,965	$417,828

See notes to consolidated financial statements.

SECURED INCOME L.P. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information.  They do not include all information and footnotes required by GAAP for complete financial statements.  The results of operations are impacted significantly by the results of operations of Carrollton X Associates Limited Partnership (“Carrollton”), which are provided on an unaudited basis during interim periods.  Accordingly, the accompanying unaudited consolidated financial statements are dependent on such unaudited information.  In the opinion of the General Partners of the Partnership, the accompanying unaudited consolidated financial statements include all adjustments necessary to reflect fairly the results of operations and cash flows for the interim periods presented.  All adjustments are of a normal recurring nature.  The results of operations for the nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the entire year.

Certain prior period balances have been reclassified to conform to the current period presentation.

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2010-06, “Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”), amending Accounting Standards Codification (“ASC”) Topic 820 to increase disclosure requirements regarding recurring and nonrecurring fair value measurements.  The Partnership adopted ASU 2010-06 for the period ended September 30, 2010, except for the disclosures about activity in Level 3 fair value measurements which will be effective for the Partnership’s fiscal year beginning January 1, 2011.  The adoption of ASC Topic 820 did not have a material impact on the Partnership’s consolidated financial statements and is not expected to have a material impact on the Partnership’s consolidated financial statements once fully implemented.

2.	Investment in Bond

The Partnership carries its investment in bond as available-for-sale because such investment is used to facilitate and provide flexibility for its obligations.  Investment in bond is reflected in the accompanying unaudited consolidated balance sheet as of September 30, 2010 at estimated fair value and is classified within Level 1 of the fair value hierarchy of the guidance on Fair Value Measurements as defined in ASC Topic 820.  Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Partnership has the ability to access.  The unrealized gain of $1,729 is reflected as accumulated other comprehensive income in the accompanying unaudited consolidated financial statements as of and for the nine months ended September 30, 2010.

As of September 30, 2010, certain information concerning investment in bond is as follows:

Description and maturity	Amortized cost	Gross unrealized gain	Gross unrealized loss	Estimated fair value

Corporate debt security
After ten years	$98,371	$1,729	$—	$100,100

3.	Additional Information

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

SECURED INCOME L.P. AND SUBSIDIARY

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

Secured Income L.P. (the “Registrant”) owns a 98.9 % interest in Carrollton X Associates Limited Partnership (“Carrollton”). Fieldpointe, the operating complex owned by Carrollton, remains on the market for sale as the Carrollton general partners continue to receive inquiries; however, given the current real estate market, the Carrollton general partners believe the likelihood that an acceptable offer might be received in the near term is not probable.  The Carrollton general partners cannot accurately predict the direction of the real estate market, and there can be no assurance that an acceptable offer will be received or that a sale will be consummated.  Notwithstanding the foregoing, if a sale of Fieldpointe were to occur, Registrant intends to distribute the net proceeds received to its partners, less a reasonable reserve, in accordance with the terms and conditions of Registrant’s Partnership Agreement.  At such time, Registrant intends to dissolve.

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

Results of Operations

Although Registrant generated cash from operations during the nine months ended September 30, 2010, cash and cash equivalents and investment in bond decreased by approximately $118,000 during the period, primarily as a result of distributions to partners.  Such decrease includes an unrealized gain on investment in bond of approximately $2,000.  Property and equipment decreased as a result of depreciation expense.  Mortgage escrow deposits decreased while prepaid expenses increased in the ordinary course of operations.  Mortgage payable decreased as a result of principal payments on Carrollton’s mortgage.

The discussion below refers primarily to the operations of Carrollton and not to that of Registrant as a whole.

Three Months Ended September 30, 2010

During the three months ended September 30, 2010, Carrollton's operations resulted in net income of approximately $95,000, which includes financial expenses and depreciation and amortization of approximately $131,000 and approximately $106,000, respectively.  Accordingly, Carrollton generated income from operating activities prior to financial expenses and depreciation and amortization of approximately $332,000.  Mortgage principal payments during the period were approximately $63,000.  After considering the mandatory mortgage principal payments and required deposits to mortgage escrows, among other things, Fieldpointe generated cash flow of approximately $129,000 during the three months ended September 30, 2010.  There can be no assurance that the level of cash flow generated by Fieldpointe during the three months ended September 30, 2010 will continue in future periods.

SECURED INCOME L.P. AND SUBSIDIARY

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

Registrant’s results of operations as a whole for the three months ended September 30, 2010 improved as compared to the three months ended September 30, 2009 primarily as a result of higher average occupancy and a decrease in operating and maintenance expenses of Fieldpointe.

As of September 30, 2010, the occupancy of Fieldpointe was approximately 98%.  In the event a sale of Fieldpointe does not take place, the future operating results of Fieldpointe will be extremely dependent on market conditions and therefore may be subject to significant volatility.

Three Months Ended September 30, 2009

During the three months ended September 30, 2009, Carrollton's operations resulted in a net loss of approximately $10,000, which includes financial expenses and depreciation and amortization of approximately $135,000 and approximately $103,000, respectively.  Accordingly, Carrollton generated income from operating activities prior to financial expenses and depreciation and amortization of approximately $228,000.  Mortgage principal payments during the period were approximately $59,000.  After considering the mandatory mortgage principal payments and required deposits to mortgage escrows, among other things, Fieldpointe generated cash flow of approximately $24,000 during the three months ended September 30, 2009.  As of September 30, 2009, the occupancy of Fieldpointe was approximately 90%.

Nine Months Ended September 30, 2010

During the nine months ended September 30, 2010, Carrollton's operations resulted in net income of approximately $205,000, which includes financial expenses and depreciation and amortization of approximately $395,000 and approximately $319,000, respectively.  Accordingly, Carrollton generated income from operating activities prior to financial expenses and depreciation and amortization of approximately $919,000.  Mortgage principal payments during the period were approximately $186,000.  After considering the mandatory mortgage principal payments and required deposits to mortgage escrows, among other things, Fieldpointe generated cash flow of approximately $309,000 during the nine months ended September 30, 2010.  There can be no assurance that the level of cash flow generated by Fieldpointe during the nine months ended September 30, 2010 will continue in future periods.

Registrant’s results of operations as a whole for the nine months ended September 30, 2010 improved as compared to the nine months ended September 30, 2009 primarily as a result of higher average occupancy and a decrease in operating and maintenance expenses of Fieldpointe.

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

Registrant records its real estate assets at cost less accumulated depreciation and, if there are indications that impairment exists, adjusts the carrying value of those assets in accordance with Accounting Standards Codification (“ASC”) Topic 360; Subtopic 10.  In accordance with ASC Topic 360; Subtopic 10, long-lived assets, primarily property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable.  Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable.  For long-lived assets, Registrant recognizes an impairment loss only if its carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss based on the difference between the carrying amount and estimated fair value.  No such adjustment for impairment loss is required as of September 30, 2010.

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

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2010-06, “Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”), amending ASC Topic 820 to increase disclosure requirements regarding recurring and nonrecurring fair value measurements.  Registrant adopted ASU 2010-06 for the period ended September 30, 2010, except for the disclosures about activity in Level 3 fair value measurements which will be effective for Registrant’s fiscal year beginning January 1, 2011.  The adoption of ASC Topic 820 did not have a material impact on Registrant’s consolidated financial statements and is not expected to have a material impact on Registrant’s consolidated financial statements once fully implemented.

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

SECURED INCOME L.P. AND SUBSIDIARY

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

Registrant has carried out an evaluation, under the supervision and the participation of its management, including the Chief Executive Officer and Chief Financial Officer of Wilder Richman Resources Corporation (“WRRC”), one of Registrant’s general partners, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of the three months ended September 30, 2010.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of WRRC concluded that Registrant’s disclosure controls and procedures were effective as of September 30, 2010.

Item 4T.  Internal Control Over Financial Reporting.

There were no changes in Registrant’s internal control over financial reporting during the three months ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, Registrant’s internal control over financial reporting.

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

Exhibit 31.1 - Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
Exhibit 31.2 - Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
Exhibit 32.1 - Section 1350 Certification of Chief Executive Officer.
Exhibit 32.2 - Section 1350 Certification of Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 3rd day of November 2010.

SECURED INCOME L.P.

By:	Wilder Richman Resources Corporation, General Partner

	By:	/s/Richard Paul Richman
Richard Paul Richman
Chief Executive Officer

	By:	/s/James Hussey
James Hussey
Chief Financial Officer

By:	WRC-87A Corporation, General Partner

	By:	/s/Richard Paul Richman
Richard Paul Richman
Executive Vice President and Treasurer