Form 10-K
period 2010-12-31
SECURED INCOME L P
filed 2011-03-31
CIK 804217

SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2010

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

Large Accelerated Filer ☐    Accelerated Filer  ☐    Non-Accelerated Filer ☐    Smaller Reporting Company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

Registrant has no voting common equity.  There is no established public trading market for Registrant’s Units.  Accordingly, accurate information as to the market value of a Unit at any given date is not available.  As of March 31, 2011, there are 984,369 units outstanding.  The aggregate sales price for such units was $19,687,309.

Documents incorporated by reference:
The Prospectus of the Registrant, dated March 5, 1987, as supplemented and filed pursuant to Rule 424(b) and (c) under the Securities Act of 1933, is incorporated by reference into Parts I, II and III of this Annual Report on Form 10-K.

PART I

Item 1.  Business.

General Development of Business and Narrative Description of Business

Registrant is a limited partnership which was formed under the Delaware Revised Uniform Limited Partnership Act on October 10, 1986.  The general partners of Registrant (the "General Partners") are Wilder Richman Resources Corporation (“WRRC”), a Delaware corporation, Real Estate Equity Partners L.P., a Delaware limited partnership, and WRC-87A Corporation (“WRC-87A”), a Delaware corporation.

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

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 2.  Properties.

Fieldpointe, which is owned by Carrollton, is located in Frederick, Maryland and is comprised of 252 apartment units totaling approximately 235,000 square feet with approximately 500 parking spaces.  On-site amenities include a clubhouse building with locker room and on-site management office, a swimming pool and two tennis courts.  The apartments feature numerous amenities, including dishwashers, disposals and fireplaces.

Registrant acquired its Operating Partnership Interest in Carrollton by making a capital contribution of $3,121,995.  Of this amount, $1,373,039 was invested in guaranteed investment contracts and $1,748,956 was contributed upon Registrant's acquisition of the Operating Partnership Interest, including the amount due upon the achievement of sustaining rental revenue.

The mortgage of Carrollton was financed from the sale of tax-exempt bonds pursuant to the terms of Section 103(b)(4)(a) of the Internal Revenue Code.  The mortgage in the original amount of $10,494,100, bearing fixed 6.09% interest and maturing in February 2028, is insured by the Federal Housing Administration, (“FHA”), an organizational unit within the United States Department of Housing and Urban Development ("HUD") under Section 221(d)(4) of the National Housing Act of 1934, as amended.  Under the terms of the financing, 80% of the apartment units are permitted market rate rents and 20% of the apartment units are to be rented to people earning no more than the low or moderate income levels within the meaning of Section 103(b)(4)(a) of the Internal Revenue Code.  Fieldpointe’s occupancy rate was approximately 98% as of December 31, 2010.

As of December 31, 2010, the market rental rates of Fieldpointe were approximately as follows:

Monthly Rental Rates:
One-Bedroom	$845 - $860
Two-Bedroom	$910 - $1,010
Three-Bedroom	$1,125 - $1,195

The low and moderate income rental rates as of December 31, 2010 fall within the ranges noted above.

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

Item 4.  [Removed and Reserved.]

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market

There is no developed public market for the purchase and sale of Units and Registrant does not anticipate that such a market will develop.

Holders

As of December 31, 2010, there were approximately 475 record holders of Units (the “Limited Partners”) holding an aggregate of 984,369 Units.

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

Since the return of the Limited Partners’ Adjusted Capital Contribution in full, Registrant no longer makes regular quarterly cash distributions, but made distributions in the amount of approximately $0.25 per Unit on March 31, 2010 to Unit holders of record as of December 31, 2009 and $0.50 per Unit on July 21, 2009 to Unit holders of record as of June 30, 2009 and on July 25, 2008 to Unit holders of record as of June 30, 2008.  Registrant intends to continue to make periodic distributions of Cash Available for Distribution (as defined in the Partnership Agreement) and anticipates that an additional distribution may be made in the second quarter of 2011.  The ability to make such distribution, and the amount of such distribution, if any, will depend on Fieldpointe’s cash flow and reserve levels, among other things.  Accordingly, there can be no certainty as to the payment of future distributions or the amount and timing thereof.  The distributions to the Limited Partners reflected in the accompanying consolidated financial statements as of and for the years ended December 31, 2010 and 2009 include withholding taxes paid by Registrant to the State of Maryland on behalf of the Limited Partners of approximately $.05 and $.04 per Unit, respectively.

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

Registrant made a distribution on March 31, 2010 in the amount of approximately $0.25 per Unit to Unit holders of record (the “Limited Partners”) as of December 31, 2009.  Registrant anticipates that an additional distribution may be made in the second quarter of 2011.  The ability to make such distribution, and the amount of such distribution, if any, will depend on Fieldpointe’s cash flow and reserve levels, among other things.  Accordingly, there can be no certainty as to the payment of future distributions or the amount and timing thereof.  The distributions reflected in the accompanying consolidated financial statements as of and for the year ended December 31, 2010 include withholding taxes paid by Registrant to the State of Maryland on behalf of the Limited Partners of approximately $.05 per Unit, distributions to Registrant’s general partners (the “General Partners”) and amounts distributed by Carrollton to its general partners.

Registrant's current primary source of funds is the rents generated by Fieldpointe.  Registrant's investment is considered highly illiquid.

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

Although Registrant generated cash from operations during the year ended December 31, 2010, cash and cash equivalents and investment in bond decreased, in the aggregate, by approximately $47,000 during the year, primarily as a result of the distributions to partners described above.  Such decrease includes an unrealized gain on investment in bond of approximately $3,000.  Property and equipment decreased as a result of depreciation expense of $416,044, partially offset by capital improvements of $80,861.  Mortgage payable decreased as a result of principal payments on Carrollton’s mortgage.

Results of Operations

The discussion below refers primarily to the operations of Carrollton and not to that of Registrant as a whole.

Year Ended December 31, 2010

During the year ended December 31, 2010, Carrollton’s operations resulted in net income of approximately $347,000, which includes financial expenses and depreciation and amortization of approximately $524,000 and approximately $431,000, respectively, but does not include capitalized capital improvements of approximately $81,000.  Accordingly, Carrollton generated income from operating activities prior to financial expenses and depreciation and amortization of approximately $1,302,000.  Mortgage principal payments during 2010 for Carrollton were approximately $249,000.  After considering the mandatory mortgage principal payments, required deposits to mortgage escrows and capitalized capital improvements, among other things, Carrollton generated cash flow of approximately $464,000 during the year ended December 31, 2010.  There can be no assurance that the level of cash flow generated by Carrollton during the year ended December 31, 2010 will continue in future periods.

Registrant’s results of operations as a whole for the year ended December 31, 2010 improved as compared to the year ended December 31, 2009 primarily as a result of higher average occupancy of Fieldpointe.

As of December 31, 2010, the occupancy of Fieldpointe was approximately 98%.  In the event a sale of Fieldpointe does not take place, the future operating results of Fieldpointe will be extremely dependent on market conditions and therefore may be subject to significant volatility.

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

In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360; Subtopic 10, the property and equipment of Carrollton was classified as held for sale in Registrant’s consolidated balance sheet as of December 31, 2007.  As a result of a change in circumstances, such classification was changed to held and used in 2008.  Accordingly, the depreciation expense recorded for the year ended December 31, 2008 represents three years of expense because no depreciation was recorded in 2007 and 2006.  After taking into account the impact of such depreciation adjustment, Registrant’s results of operations for the year ended December 31, 2009 reflect a decline as compared to the year ended December 31, 2008.  Such decline is due primarily to a decrease in the average occupancy of Fieldpointe for 2009 as compared to 2008.  As of December 31, 2009, the occupancy of Fieldpointe was approximately 90%.

Year Ended December 31, 2008

During the year ended December 31, 2008, Carrollton’s operations resulted in a net loss of approximately $395,000, which includes financial expenses and depreciation and amortization of approximately $552,000 and approximately $1,187,000, respectively, but does not include capitalized capital improvements of approximately $131,000.  As noted above, the depreciation expense recorded for the year ended December 31, 2008 represents three years of expense because no depreciation was recorded in 2007 and 2006 as a result of the property and equipment of Carrollton being classified as held for sale.  Accordingly, Carrollton generated income from operating activities prior to financial expenses and depreciation and amortization of approximately $1,344,000.  Mortgage principal payments during 2008 for Carrollton were approximately $221,000.  After considering the mandatory mortgage principal payments, required deposits to mortgage escrows and capitalized capital improvements, among other things, Carrollton generated cash flow of approximately $418,000 during the year ended December 31, 2008.  As of December 31, 2008, the occupancy of Fieldpointe was approximately 92%.

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

Registrant records its real estate assets at cost less accumulated depreciation and, if there are indications that impairment exists, adjusts the carrying value of those assets in accordance with ASC Topic 360; Subtopic 10.  In accordance with ASC Topic 360; Subtopic 10, long-lived assets, primarily property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable.  Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable.  For long-lived assets, Registrant recognizes an impairment loss only if its carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss based on the difference between the carrying amount and estimated fair value.  No such adjustment for impairment losses is required as of December 31, 2010.

Recent Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, “Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”), amending ASC Topic 820 to increase disclosure requirements regarding recurring and nonrecurring fair value measurements.  Registrant adopted ASU 2010-06 for the year ended December 31, 2010, except for the disclosures about activity in Level 3 fair value measurements which will be effective for Registrant’s fiscal year beginning January 1, 2011.  The adoption of ASC Topic 820 did not have a material impact on Registrant’s consolidated financial statements and is not expected to have a material impact on Registrant’s consolidated financial statements once fully implemented.

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

Off - Balance Sheet Arrangements

Other than the operating leases between Fieldpointe and its tenants, Registrant does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on Registrant’s financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

Item 8.  Financial Statements and Supplementary Data.

Set forth in the consolidated financial statements listed on page F-2 is the financial information required in response to Item 8.  Such consolidated financial statements and schedules appear on pages F-1 to F-14 and are incorporated herein by reference.

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

Registrant has carried out an evaluation, under the supervision and the participation of its management, including the Chief Executive Officer and Chief Financial Officer of WRRC, one of Registrant’s general partners, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of the year ended December 31, 2010.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of WRRC concluded that Registrant’s disclosure controls and procedures were effective as of December 31, 2010.

Management’s Annual Report on Internal Control over Financial Reporting

Registrant is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer of WRRC, Registrant conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on its evaluation, management has concluded that Registrant’s internal control over financial reporting was effective as of December 31, 2010.

This Annual Report does not include an attestation report of Registrant’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by Registrant’s independent registered public accounting firm pursuant to rules of the SEC that permit Registrant to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in Registrant’s internal control over financial reporting during the three months ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, Registrant’s internal control over financial reporting.

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

WRRC

The directors and certain officers of WRRC are set forth below:

Name	Age	Office

Richard Paul Richman	63	President and Director

Robert H. Wilder, Jr.	65	Executive Vice President and Director

James Hussey	50	Treasurer

Charles L. Krafnick	49	Assistant Treasurer

Richard Paul Richman has served as President and Director of WRRC since its inception in 1986.  Mr. Richman graduated from the Columbia University Law School with a Juris Doctor degree, the Columbia University Graduate School of Business with a Master of Business Administration degree and Syracuse University with a Bachelor of Arts degree in Political Science.  Mr. Richman has over twenty years of extensive experience in both the development and management of residential properties.  From 1973 until 1979, Mr. Richman practiced corporate law in New York City with the law firm of Greenbaum, Wolff & Ernst and then as a partner of Shipley, Richman & Nierenberg.  For over six years, Mr. Richman acted as a lawyer in connection with the development, syndication and tax issues relating to real estate.  Since 1988, Mr. Richman has been a stockholder of The Richman Group, Inc. (“Richman Group”) and is currently its Chairman.  In recent years, Mr. Richman has devoted full time to the syndication and development of real estate.  Mr. Richman was a vice president and shareholder of Related Housing Companies Incorporated, New York, New York from 1978 until mid 1979 with responsibility for that company's project acquisition and syndication activities.  Mr. Richman has been a member of the National Advisory Board of the Housing and Development Reporter, a bi-weekly publication of the Bureau of National Affairs, Inc., a frequent speaker on real estate syndication, has been a member of the New York State Historic Credit Task Force, the National Leased Housing Association, the Coalition to Preserve the Low-Income Tax Credit and the Minority Developer Assistance Corporation (which was established by the New York State Battery Park Commission).  As a result of these and other professional experiences, Mr. Richman possesses particular knowledge and experience in real estate that strengthen the Board’s collective qualifications, skills and experience.

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

James Hussey has served as the Chief Financial Officer (Treasurer) of WRRC since January 2009.  Mr. Hussey, the Treasurer of Richman Group, is engaged primarily in the finance operations of Richman Group.  In addition, Mr. Hussey is a Vice President and the Treasurer of Richman Asset Management, Inc. (“RAM”), an affiliate of the WRRC General Partner.  Mr. Hussey is engaged primarily in the partnership management and finance operations of RAM.  Prior to joining RAM, Mr. Hussey, a Certified Public Accountant, was the Chief Financial Officer of WCI Communities Inc. NE Region and Spectrum Communities, LLC.  From 1989 to 1998, Mr. Hussey held various positions with Center Development Corp, a developer of affordable housing in the New York metropolitan area.  Mr. Hussey graduated from SUNY at Albany in 1983 with a Bachelor of Science degree and the Columbia University Graduate School of Business with a Master of Business Administration degree in 1994.

Charles L. Krafnick has served as the Assistant Treasurer of WRRC since April 2004.  Mr. Krafnick, the Assistant Treasurer of Richman Group, has been employed by Richman Group or an affiliate since 1994 and is engaged primarily in the finance operations of Richman Group.  In addition, Mr. Krafnick is the Assistant Treasurer of RAM; Mr. Krafnick's responsibilities in connection with RAM include various finance and partnership management functions.  Mr. Krafnick, a Certified Public Accountant, received a Bachelor of Science degree from Marquette University in 1984.

The AIMCO General Partner

Certain officers of Real Estate Equity Partners Inc. are set forth below.

Name	Age	Office

Timothy J. Beaudin	52	President, Chief Operating Officer and Director

Ernest M. Freedman	40	Executive Vice President, Chief Financial Officer and Director

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

Terry Considine, 63, is President and a Director of WRC-87A.  Mr. Considine has been Chairman of the Board and Chief Executive Officer of AIMCO since July 1994.  Mr. Considine also serves on the board of directors of Intrepid Potash, Inc., a publicly held producer of potash and, until its acquisition in early 2009, Mr. Considine served as Chairman and Chief Executive Officer of American Land Lease, Inc., a publicly held real estate investment trust.  Mr. Considine has over 40 years of experience in real estate and other industries.  Among other real estate ventures, in 1975, Mr. Considine founded and managed the predecessor companies that became AIMCO at its initial public offering in 1994.  As a result of these and other professional experiences, Mr. Considine possesses particular knowledge and experience in real estate that strengthen the Board’s collective qualifications, skills and experience.

Mr. Richman's biography is included above with the description of WRRC’s directors and officers.

Registrant is not aware of any family relationship between any directors and executive officers listed in this Item 10.  Registrant is not aware of the involvement in certain legal proceedings with respect to the directors and executive officers listed in this Item 10.

Mr. Richman, Mr. Hussey and Mr. Krafnick serve on a committee that performs the functions of an audit committee on behalf of Registrant (the “Audit Committee”). Each of Mr. Richman, Mr. Hussey and Mr. Krafnick meets the qualifications of an audit committee financial expert. Mr. Richman, Mr. Hussey and Mr. Krafnick are not independent under the Nasdaq Stock Market independence standards; however Registrant believes that each exercises his judgment in the best interest of Registrant with respect to matters that would ordinarily be passed upon by an audit committee.

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

Item 11.  Executive Compensation.

Registrant is not required to pay the officers, directors or partners of the General Partners any direct compensation and no such compensation was paid during the fiscal year ended December 31, 2010 or during the prior two fiscal years.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

a)  As of December 31, 2010, affiliates of MacKenzie Patterson Fuller, Inc. (“MacKenzie”), with the address 1640 School Street, Moraga, CA 94556, own 145,212 Units, representing approximately 14.75% of the outstanding Units of limited partnership interest.  Other than MacKenzie, no person or entity, other than affiliates of the General Partners discussed below, was known by Registrant to be the beneficial owner of more than five percent of the Units.

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

As of December 31, 2010, affiliates of WRRC, WRC 87-A and certain of the Carrollton and Columbia Operating General Partners own 250,035 Units, representing approximately 25.40% of the outstanding Units of limited partnership interest as follows:  West Putnam Housing Investors, LLC - 47,211 Units, West Putnam Housing Investors II, LLC - 186,217 Units and West Putnam Housing Investors III, LLC - 16,607 Units.  The address of these entities is 340 Pemberwick Road, Greenwich, CT 06831.

As of December 31, 2010, affiliates of Real Estate Equity Partners L.P. own 228,286 Units, representing approximately 23.19% of the outstanding Units of limited partnership interest as follows:  AIMCO Bethesda Holdings Acquisition, Inc. - 225,786 and Market Ventures, LLC - 2,500.  The address of these entities is 4582 S. Ulster St. Parkway, Suite 1100, Denver, CO 80237.

c)  Registrant knows of no arrangements that may, at a subsequent date, result in a change of control of Registrant.  Article VI of the Partnership Agreement describes the circumstances under which changes in General Partners can occur.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

All transactions with related parties having occurred within the past three years are detailed in Note 8 to the audited consolidated financial statements of Registrant included under Item 8 hereto.

The General Partners and their affiliates are entitled to receive certain compensation, fees and reimbursements of expenses.  Registrant incurred $98,437 in connection with investor services payable to an affiliate of certain General Partners for the years ended December 31, 2010 and 2009 and has continued to incur such expenses in 2011.  Information regarding such compensation is set forth under the heading "Compensation And Fees To General Partners And Affiliates" at pages 13 through 19 of the Prospectus, which is incorporated herein by reference.

The financial interests in Registrant of the General Partners and Special Limited Partner are set forth under the heading "Profits, Losses and Distributions" at pages 64 through 67 of the Prospectus, which is incorporated herein by reference.

Transactions with Affiliates of Management

Richman Property Services, Inc. ("RPS"), formerly WRMC, Inc. (“WRMC”), an affiliate of certain General Partners, was the managing agent of Fieldpointe in 2010 and 2009.  In connection with these services, RPS earned management and reporting fees of $120,843 and $114,616 in 2010 and 2009, respectively.  RPS has continued to earn management and reporting fees in 2011 as described in Note 8 to the audited consolidated financial statements of Registrant included under Item 8 hereto.

Indebtedness of Management

No officer or director of the General Partners or any affiliate of the foregoing was indebted to Registrant at any time during the fiscal years ended December 31, 2010 and 2009.

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

Corporate Governance

As discussed elsewhere in this Annual Report, Registrant does not have any directors, although as noted above Mr. Richman, Mr. Hussey and Mr. Krafnick serve on a committee that performs the functions of an audit committee on behalf of Registrant. Under Nasdaq Stock Market independence standards, Mr. Richman, Mr. Hussey and Mr. Krafnick would not be considered independent as they serve as officers of WRRC, a General Partner of Registrant. Although Mr. Richman, Mr. Hussey and Mr. Krafnick are not independent under Nasdaq rules, Registrant believes that each exercises his judgment in the best interest of Registrant with respect to matters that would ordinarily be passed upon by an audit committee. The Registrant is not a listed issuer whose securities are listed on a national securities exchange, or an inter-dealer quotation system which has requirements that a majority of the board of directors be independent, and Registrant is not required to have an audit committee which consists of independent directors and meets the other requirements of the Securities Exchange Act of 1934 and the rules promulgated thereunder.

Item 14.  Principal Accounting Fees and Services.

Registrant’s independent registered public accounting firm billed Registrant the following fees for professional services rendered in the years ended December 31, 2010 and 2009:

	2010	2009

Audit Fees	$23,900	$23,900
Audit-Related Fees	—	—
Tax Fees	$4,000	$4,000
All Other Fees	—	—

Audit fees consist of fees for the annual audit and review of Registrant’s interim consolidated financial statements and assistance with and review of documents filed with the SEC.  Tax fees generally represent fees for annual tax return preparation.  There were no other accounting fees incurred by Registrant in 2010 and 2009.

The Audit Committee has adopted a set of pre-approval policies and procedures under which, pursuant to the requirements of the Sarbanes-Oxley Act of 2002, all audit and permitted non-audit services to be performed by Registrant’s independent registered public accounting firm require pre-approval by the Audit Committee.  The Audit Committee approved all 2010 and 2009 principal accountant fees and services.

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

**Filed herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized on the 31st day of March 2011.

SECURED INCOME L.P.

By:  Wilder Richman Resources Corporation, General Partner

By:  /s/  Richard Paul Richman

Richard Paul Richman - Chief Executive Officer

By:  /s/ James Hussey

James Hussey - Chief Financial Officer

By:  WRC-87A Corporation, General Partner

By:  /s/ Richard Paul Richman

Richard Paul Richman - Executive Vice President and Treasurer

CONSOLIDATED FINANCIAL STATEMENTS AND
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

SECURED INCOME L.P. AND SUBSIDIARY

DECEMBER 31, 2010, 2009 AND 2008

SECURED INCOME L.P. AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
Secured Income L.P.

We have audited the consolidated balance sheets of Secured Income L.P. and Subsidiary (the “Partnership”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, partners’ equity (deficit) and cash flows for the years ended December 31, 2010, 2009 and 2008.  These consolidated financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financing reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Secured Income L.P. and Subsidiary as of December 31, 2010 and 2009, and the results of their operations, changes in their partners’ equity (deficit) and their cash flows for the years ended December 31, 2010, 2009 and 2008, in conformity with accounting principles generally accepted in the United States of America.

/s/ Reznick Group, P.C.

Sacramento, California
March 31, 2011

SECURED INCOME L.P. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2010 AND 2009

	2010	2009

ASSETS

Property and equipment, net of accumulated depreciation	$2,368,956	$2,704,139
Cash and cash equivalents	649,843	797,648
Mortgage escrow deposits	806,380	758,880
Investment in bond	101,238
Tenant security deposits	42,462	63,022
Interest and accounts receivable	2,341
Prepaid expenses	219,111	214,801
Intangible assets, net of accumulated amortization	260,162	281,877

	$4,450,493	$4,820,367

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

Mortgage payable	$7,770,499	$8,019,780
Accounts payable and accrued expenses	105,140	101,773
Tenant security deposits payable	40,473	52,116
Due to general partners and affiliates	18,678	18,365

	7,934,790	8,192,034

Commitments and contingencies

Partners' equity (deficit)

Limited partners (984,369 units issued and outstanding)	598,301	693,098
General partners	(3,904,126)	(3,878,310)
Noncontrolling interest	(181,953)	(186,455)
Accumulated other comprehensive income	3,481

	(3,484,297)	(3,371,667)

	$4,450,493	$4,820,367

See notes to consolidated financial statements.

SECURED INCOME L.P. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

	2010	2009	2008

REVENUE

Rental	$2,625,209	$2,459,141	$2,601,135
Interest	5,618	3,494	26,987
Other	49,367	64,866	76,745

TOTAL REVENUE	2,680,394	2,527,501	2,704,867

EXPENSES

Administration and management	509,545	517,082	514,006
Operating and maintenance	515,154	506,891	556,895
Taxes and insurance	485,284	466,360	420,816
Financial	523,886	538,440	551,575
Depreciation and amortization	437,759	424,331	1,193,542

TOTAL EXPENSES	2,471,628	2,453,104	3,236,834

NET INCOME (LOSS)	208,766	74,397	(531,967)

Other comprehensive income	3,481

COMPREHENSIVE INCOME (LOSS)	$212,247	$74,397	$(531,967)

NET INCOME (LOSS) ATTRIBUTABLE TO

General partners	$2,022	$693	$(5,391)
Limited partners	200,173	68,573	(533,662)
Noncontrolling interest	6,571	5,131	7,086

	$208,766	$74,397	$(531,967)

NET INCOME (LOSS) ALLOCATED PER UNIT OF LIMITED PARTNERSHIP INTEREST	$.20	$.07	$(.54)

Weighted number of units outstanding	984,369	984,369	984,369

See notes to consolidated financial statements.

SECURED INCOME L.P. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

					Accumulated
					other
		Limited	General	Noncontrolling	comprehensive
	Total	partners	partners	interest	income

Partners' equity (deficit), December 31, 2007	$(1,588,552)	$2,185,315	$(3,764,081)	$(9,786)	$

Distributions to partners	(495,486)	(492,185)		(3,301)

Net income (loss)	(531,967)	(533,662)	(5,391)	7,086

Partners' equity (deficit), December 31, 2008	(2,616,005)	1,159,468	(3,769,472)	(6,001)

Distributions to partners	(830,059)	(534,943)	(109,531)	(185,585)

Net income	74,397	68,573	693	5,131

Partners' equity (deficit), December 31, 2009	(3,371,667)	693,098	(3,878,310)	(186,455)

Distributions to partners	(324,877)	(294,970)	(27,838)	(2,069)

Net income	208,766	200,173	2,022	6,571

Accumulated other comprehensive income	3,481				3,481

Partners' equity (deficit), December 31, 2010	$(3,484,297)	$598,301	$(3,904,126)	$(181,953)	$3,481

See notes to consolidated financial statements.

SECURED INCOME L.P. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

	2010	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$208,766	$74,397	$(531,967)

Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization expense	437,759	424,331	1,193,542
Increase in mortgage escrow deposits	(47,500)	(52,924)	(32,774)
Amortization of premium on investment in bond	1,433
Accrued interest at date of investment in bond	1,750
Decrease (increase) in tenant security deposits	20,560	131,588	(22,215)
Decrease (increase) in interest and accounts receivable	(2,341)	3,662	2,016
Increase in prepaid expenses	(4,310)	(24,770)	(19,492)
Increase in accounts payable and accrued expenses	3,367	10,213	2,861
Increase (decrease) in tenant security deposits payable	(11,643)	(67,106)	2,202
Increase in due to general partners and affiliates	313

Net cash provided by operating activities	608,154	499,391	593,873

CASH FLOWS FROM INVESTING ACTIVITIES

Investment in bond	(100,940)
Acquisition of property and equipment	(80,861)	(132,684)	(130,645)

Net cash used in investing activities	(181,801)	(132,684)	(130,645)

CASH FLOWS FROM FINANCING ACTIVITIES

Mortgage principal payments	(249,281)	(234,589)	(220,763)
Distributions to noncontrolling interest	(2,069)	(185,585)	(3,301)
Distributions to partners	(322,808)	(644,474)	(492,185)

Net cash used in financing activities	(574,158)	(1,064,648)	(716,249)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(147,805)	(697,941)	(253,021)

Cash and cash equivalents at beginning of year	797,648	1,495,589	1,748,610

CASH AND CASH EQUIVALENTS AT END OF YEAR	$649,843	$797,648	$1,495,589

SIGNIFICANT NONCASH INVESTING ACTIVITIES

Unrealized gain on investment in bond	$3,481

SUPPLEMENTAL INFORMATION

Financial expenses paid	$524,919	$540,540	$555,211

See notes to consolidated financial statements.

SECURED INCOME L.P. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010, 2009 AND 2008

Note 1 - Organization and Summary of Significant Accounting Policies

Secured Income L.P. (the "Partnership"), was formed on October 10, 1986 under the Revised Uniform Limited Partnership Act of the State of Delaware for the purpose of acquiring real estate limited partner interests.  The Partnership filed a Form S-11 registration statement with the Securities and Exchange Commission effective March 5, 1987 covering an offering of up to 2,500,000 limited partnership units at $20 per unit.  The admission of limited partners (the “Limited Partners”) occurred on October 9, 1987, December 18, 1987 and April 12, 1988.

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

Columbia Westmont Associates, L.P., formerly Columbia Associates ("Columbia") was formed as a limited partnership on February 6, 1985 to acquire an interest in real property located in New York, New York and to construct and operate thereon a 163 unit apartment complex which also includes a parking garage and approximately 9,400 square feet of commercial space.  The Partnership acquired a 98.9% limited partner interest in Columbia in December 1988.  The complex operated under the name of The Westmont.  Columbia sold The Westmont in July 2006.

Columbia and Carrollton are referred to collectively as the “Operating Partnerships.”  Carrollton has an underlying mortgage that qualifies for tax-exempt financing as a result of restricting at least 20% of its apartment units for low to moderate income tenants as defined in applicable guidelines.  Columbia’s mortgages also had such qualifications and restrictions.

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360; Subtopic 10, the property and equipment of Carrollton is classified as held and used in the accompanying consolidated balance sheets and Carrollton’s results of operations are classified as continuing operations in the accompanying consolidated statements of operations.  The cumulative depreciation for the period during which the property and equipment of Carrollton was classified as held for sale has been recorded as expense in the year ended December 31, 2008 (see Note 4).  There was no depreciation expense recorded for the years ended December 31, 2007 and 2006.

Principles of Consolidation

The consolidated financial statements include the assets, liabilities and results of operations that relate to the business of the Partnership and Carrollton.  All significant inter-partnership balances and transactions have been eliminated in consolidation.  A general partner and special limited partner noncontrolling interest of 1.1% is held in Carrollton.

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

SECURED INCOME L.P. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2010, 2009 AND 2008

Note 1 - Organization and Summary of Significant Accounting Policies (Continued)

Impairment of Long-Lived Assets

In accordance with ASC Topic 360; Subtopic 10, long-lived assets, primarily property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable.  For long-lived assets, the Partnership recognizes an impairment loss only if its carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss based on the difference between the carrying amount and estimated fair value.  No such adjustment for impairment losses has been required during the three year period ended December 31, 2010.

Cash and Cash Equivalents

The Partnership considers all highly liquid investments purchased with an original maturity of three months or less at the date of acquisition to be cash equivalents.

Fair Value Measurements

ASC Topic 820 clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability and establishes the following fair value hierarchy:

Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Partnership has the ability to access;

Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as interest rates and yield curves that are observable at commonly quoted intervals; and

Level 3 inputs are unobservable inputs for the asset or liability that are typically based on an entity’s own assumptions as there is little, if any, related market activity.

For instances in which the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the fair value measurement will fall within the lowest level input that is significant to the fair value measurement in its entirety.

Investment in Bond

Investment in bond is classified as available-for-sale and represents an investment that the Partnership intends to hold for an indefinite period of time but not necessarily to maturity.  Any decision to sell such investment would be based on various factors, including significant movements in interest rates and liquidity needs.  Investment in bond is carried at estimated fair value and unrealized gains or losses are included as items of comprehensive income (loss) and are reported as a separate component of partners’ equity (deficit).

The premium on investment in bond is amortized using the effective yield method over the life of the investment.  The amortized premium offsets interest revenue.  Realized gain (loss) on redemption or sale of investment in bond is included in, or offset against, interest revenue on the basis of the adjusted cost of the investment at the date of redemption or sale.

Accounts Receivable and Bad Debts

Tenant receivables are charged to bad debt expense when they are determined to be uncollectible based upon a periodic review of the accounts by management.  Accounting principles generally accepted in the United States of America (“GAAP”) requires that the allowance method be used to recognize bad debts; however, the effect of using the direct write-off method is not materially different from the results that would have been obtained under the allowance method.

SECURED INCOME L.P. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2010, 2009 AND 2008

Note 1 - Organization and Summary of Significant Accounting Policies (Continued)

Intangible Assets and Amortization

Mortgage costs are amortized over the term of the loan using the straight-line method.  GAAP requires that the effective yield method be used to amortize such costs; however, the effect of using the straight-line method is not materially different from the results that would have been obtained under the effective yield method.  Acquisition fees are amortized over twenty-five years using the straight-line method. Estimated amortization expense for each of the next five years following December 31, 2010 is as follows: 2011 - $21,715; 2012 - $21,715; 2013 - $15,471; 2014 - $15,471; and 2015 - $15,471.

Rental Revenue

Rental revenue is recognized as rentals become due.  Rental payments received in advance are deferred until earned. All leases between Carrollton and the tenants of Fieldpointe are operating leases.

Advertising Costs

Advertising costs are expensed as incurred.

Income Taxes

The Partnership is a pass-through entity for income tax purposes and, as such, is not subject to income taxes. Rather, all items of taxable income and deductions are passed through to and are reported by its owners on their respective income tax returns.  The Partnership's federal tax status as a pass-through entity is based on its legal status as a partnership. Accordingly, the Partnership is not required to take any tax positions in order to qualify as a pass-through entity.  The Partnership is required to file and does file tax returns with the Internal Revenue Service and other taxing authorities.  Accordingly, these consolidated financial statements do not reflect a provision for income taxes and the Partnership has no other tax positions which must be considered for disclosure.  In accordance with ASC Topic 740; Subtopic 10, the Partnership has included in Note 12 disclosures related to differences in the financial and tax bases of accounting.

Net Income (Loss) per Unit of Limited Partnership Interest

Net income (loss) per unit of limited partnership interest is calculated based upon the weighted average number of units outstanding, 984,369 for each of the years 2010, 2009 and 2008.  Losses are allocated to the Limited Partners until such time as the Limited Partners' equity reaches zero as a result of loss allocations.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.

Recent Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, “Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”), amending ASC Topic 820 to increase disclosure requirements regarding recurring and nonrecurring fair value measurements.  The Partnership adopted ASU 2010-06 for the year ended December 31, 2010, except for the disclosures about activity in Level 3 fair value measurements which will be effective for the Partnership’s fiscal year beginning January 1, 2011.  The adoption of ASC Topic 820 did not have a material impact on the Partnership’s consolidated financial statements and is not expected to have a material impact on the Partnership’s consolidated financial statements once fully implemented.

SECURED INCOME L.P. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2010, 2009 AND 2008

Note 2 - Cash and Cash Equivalents

As of December 31, 2010, the Partnership and Carrollton have cash and cash equivalents of $649,843.  Such amount is held in accounts at two financial institutions, for both the Partnership and Carrollton, in which all non-interest bearing transaction accounts are fully insured by the Federal Deposit Insurance Corporation (“FDIC”) and the aggregate amount of all other accounts at each institution is insured up to $250,000 by the FDIC. The entire amount is FDIC insured as of December 31, 2010.

Note 3 - Investment in Bond

The Partnership carries its investment in bond as available-for-sale because such investment is used to facilitate and provide flexibility for its obligations.  Investment in bond is reflected in the accompanying consolidated balance sheet as of December 31, 2010 at estimated fair value and is classified within Level 1 of the fair value hierarchy of the guidance on Fair Value Measurements (see Note 1).  The unrealized gain of $3,481 is reflected as accumulated other comprehensive income in the accompanying consolidated financial statements as of and for the year ended December 31, 2010.

As of December 31, 2010, certain information concerning investment in bond is as follows:

Description and maturity	Amortized cost	Gross unrealized gain	Gross unrealized loss	Estimated fair value

Corporate debt security
Callable in September 2013	$97,757	$3,481	$—	$101,238

Note 4 - Property and Equipment

Property and equipment as of December 31, 2010 and 2009 is summarized as follows:

	2010	2009

Land	$1,226,061	$1,226,061
Buildings and improvements	9,909,588	9,909,588
Furniture and equipment	1,332,762	1,251,901

	12,468,411	12,387,550
Less accumulated depreciation	10,099,455	9,683,411

	$2,368,956	$2,704,139

Depreciation expense for the years ended December 31, 2010, 2009 and 2008 was $416,044, $402,616 and $1,171,827, respectively.  The 2008 expense represents the cumulative depreciation for the three year period ended December 31, 2008.  There was no depreciation expense recorded for the years ended December 31, 2007 and 2006 due to the property and equipment of Carrollton being classified as held for sale as of December 31, 2006 and 2005 (see Note 1).  Depreciation expense attributable to the year ended December 31, 2008 was $392,351.

SECURED INCOME L.P. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2010, 2009 AND 2008

Note 5 - Intangible Assets

Intangible assets as of December 31, 2010 and 2009 is summarized as follows:

	2010	2009

Acquisition fees	$156,100	$156,100
Mortgage costs	624,486	624,486

	780,586	780,586
Less accumulated amortization	520,424	498,709

	$260,162	$281,877

Amortization expense for each of the years ended December 31, 2010, 2009 and 2008 was $21,715.

Note 6 - Mortgage Escrow Deposits

Mortgage escrow deposits (see Note 7) as of December 31, 2010 and 2009 represent escrows held by Carrollton’s mortgage lender in the amount of $806,380 and $758,880, respectively.

Note 7 - Mortgage Payable

Carrollton is obligated under the terms of a note in the original amount of $10,494,100, which note was financed through tax exempt revenue bonds issued by the City of Frederick, Maryland and is insured by the Federal Housing Administration (“FHA”), an organizational unit within the United States Department of Housing and Urban Development (“HUD”), pursuant to Section 221(d)(4) of the National Housing Act of 1934, as amended.  The note bears interest at 6.09% per year with monthly payments of principal and interest of $60,900 due through maturity in February 2028.  The note is collateralized by a first mortgage lien on the property plus other amounts on deposit with the lender (see Note 6).  Pursuant to agreements, Carrollton is required to make monthly escrow deposits for taxes, insurance and replacement of project assets, and is subject to restrictions as to operating policies, rental charges, operating expenditures and distributions to partners.  The balance of the mortgage payable as of December 31, 2010 and 2009 is $7,770,499 and $8,019,780, respectively.

Aggregate annual maturities of the mortgage for each of the next five years and thereafter are as follows:

2011	$264,893
2012	281,483
2013	299,113
2014	317,845
2015	337,752
Thereafter	6,269,413

$7,770,499

Note 8 - Transactions with Affiliates

The management agent for Fieldpointe is an affiliate of two of the General Partners and one of Carrollton’s general partners.  The management agent is entitled to property management fees equal to 4% of residential income collected.  In addition, the management agent is entitled to a reporting fee of $5 per unit per month for bookkeeping and reporting services.  The maximum annual management and reporting fees may not exceed 5% of gross collections.  Such fees of $120,843, $114,616 and $120,532 were charged to operations for the years ended December 31, 2010, 2009 and 2008, respectively.  Accrued management fees of $313 are included in due to general partners and affiliates in the accompanying consolidated balance sheet as of December 31, 2010.

SECURED INCOME L.P. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2010, 2009 AND 2008

Note 8 - Transactions with Affiliates (Continued)

An affiliate of two of the General Partners and one of Carrollton’s general partners provides investor services for which it receives an amount equal to .5% of the gross proceeds from the offering of Partnership units; the Partnership incurred $98,437 for each of the three years ended December 31, 2010.  Accrued investor service fees of $18,365 as of December 31, 2010 and 2009 are included in due to general partners and affiliates in the accompanying consolidated balance sheets.

Note 9 - Partners' Equity (Deficit)

Partnership Allocation

Profits and losses of the Partnership are allocated 1% and 99% to the General Partners and Limited Partners, respectively, until such time as the Limited Partners' capital reaches zero as a result of loss allocations, after which all losses are allocated to the General Partners.

Partnership Distributions

In accordance with the respective partnership agreements, to the extent that Carrollton and Columbia generated net operating cash flow in any year at a level sufficient, when distributed to the Partnership, to enable the Partnership to satisfy the allocable portion of the Limited Partners' 8% preferred return for such year without utilizing amounts generated from guaranteed investment contracts (the last of which matured in January 1998), the excess amounts generated from the guaranteed investment contracts would be paid or distributed to the general partners of Carrollton and/or Columbia, whichever generated such level of operating cash flow.  No such excess distributions were generated during the terms of the guaranteed investment contracts.  The distributions in connection with the sale of The Westmont included a full return of the Limited Partners’ invested capital, originally $20.00 per Unit. An additional distribution made on April 4, 2007 resulted in the Limited Partners being paid at an annualized rate of 8% through August 4, 2006, the date the Limited Partners received the return of their invested capital.  The Partnership made distributions in the amount of approximately $0.25 per Unit on March 31, 2010 to Unit holders of record as of December 31, 2009 and $0.50 per Unit on July 21, 2009 to Unit holders of record as of June 30, 2009 and on July 25, 2008 to Unit holders of record as of June 30, 2008.  The distributions to the Limited Partners reflected in the accompanying consolidated financial statements as of and for the years ended December 31, 2010 and 2009 include withholding taxes paid by the Partnership to the State of Maryland on behalf of the Limited Partners of approximately $.05 per Unit and $.04 per Unit, respectively.  The distributions reflected in the accompanying consolidated financial statements include distributions to the Partnership’s general partners and amounts distributed by Carrollton to its general partners.

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

Business Concentrations

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

SECURED INCOME L.P. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2010, 2009 AND 2008

Note 11 - Fair Value of Financial Instruments

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

The estimated fair values of the Partnership’s other financial instruments as of December 31, 2010 and 2009 are disclosed elsewhere in the notes to the consolidated financial statements.

Note 12 - Reconciliation of Financial Statement Income (Loss) to Taxable Income

A reconciliation of the financial statement net income (loss) of the Partnership to the income tax income for the years ended December 31, 2010, 2009 and 2008 is as follows:

	2010	2009	2008

Financial statement net income (loss)	$208,766	$74,397	$(531,967)

Excess depreciation for financial reporting purposes due to purchase accounting treatment, net of excess tax depreciation resulting from a step-up in basis (including adjustment described in Note 4)	273,559	279,050	1,144,665

Deferred revenue	(1,621)	3,562	(2,564)

Amounts allocated to other partners of Carrollton and other	190	(43,708)	5,867

Tax return income	$480,894	$313,101	$586,001