Form 10-Q
period 2011-03-31
SECURED INCOME L P
filed 2011-05-10
CIK 804217

SECURITIES AND EXCHANGE COMMISSION
Washington, DC
_________________________

FORM 10-Q

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2011

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes    X     No ___

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).

Yes  ___   No ___

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ___    Accelerated Filer ___     Non-Accelerated Filer ___  Smaller Reporting Company    X

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ___  No   X

As of May 10, 2011, there are 984,369 units of limited partnership interest outstanding.

SECURED INCOME L.P. AND SUBSIDIARY

Part I - Financial Information.

SECURED INCOME L.P. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2011	2010

ASSETS

Property and equipment, net of accumulated depreciation	$2,263,501	$2,368,956
Cash and cash equivalents	692,116	649,843
Mortgage escrow deposits	896,768	806,380
Investment in bond	99,873	101,238
Tenant security deposits	49,525	42,462
Interest and accounts receivable	123	2,341
Prepaid expenses	138,387	219,111
Intangible assets, net of accumulated amortization	254,736	260,162

	$4,395,029	$4,450,493

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

Mortgage payable	$7,705,777	$7,770,499
Accounts payable and accrued expenses	102,936	105,140
Tenant security deposits payable	47,914	40,473
Due to affiliates	8,440	18,678

	7,865,067	7,934,790

Partners' equity (deficit)

Limited partners (984,369 units issued and outstanding)	655,135	598,301
General partners	(3,903,552)	(3,904,126)
Noncontrolling interest	(224,351)	(181,953)
Accumulated other comprehensive income	2,730	3,481

	(3,470,038)	(3,484,297)

	$4,395,029	$4,450,493
See notes to consolidated financial statements.

SECURED INCOME L.P. AND SUBSIDIARY

CONSOLIDATED INCOME STATEMENTS
THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(Unaudited)

	2011	2010

REVENUE

Rental	$677,153	$634,967
Interest	2,485	254

TOTAL REVENUE	679,638	635,221

EXPENSES

Administration and management	126,037	127,693
Operating and maintenance	128,131	136,657
Taxes and insurance	126,630	119,058
Financial	128,827	132,875
Depreciation and amortization	110,881	107,995

TOTAL EXPENSES	620,506	624,278

NET INCOME	59,132	10,943

Other comprehensive loss	(751)

COMPREHENSIVE INCOME	$58,381	$10,943

NET INCOME ATTRIBUTABLE TO

General partners	$574	$97
Limited partners	56,834	9,607
Noncontrolling interest	1,724	1,239

	$59,132	$10,943

NET INCOME ALLOCATED PER UNIT OF LIMITED PARTNERSHIP INTEREST	$.06	$.01

Weighted number of units outstanding	984,369	984,369

See notes to consolidated financial statements.

SECURED INCOME L.P. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(Unaudited)

	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES

Net income	$59,132	$10,943

Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization expense	110,881	107,995
Increase in mortgage escrow deposits	(90,388)	(105,275)
Amortization of premium on investment in bond	614
Decrease (increase) in tenant security deposits	(7,063)	7,022
Decrease (increase) in interest and accounts receivable	2,218	(965)
Decrease in prepaid expenses	80,724	81,859
Decrease in accounts payable and accrued expenses	(2,204)	(19,223)
Increase (decrease) in tenant security deposits payable	7,441	(4,855)
Increase (decrease) in due to affiliates	(10,238)	4,591

Net cash provided by operating activities	151,117	82,092

CASH FLOWS FROM FINANCING ACTIVITIES

Mortgage principal payments	(64,722)	(60,908)
Distributions to noncontrolling interest	(44,122)
Distributions to partners		(246,092)

Net cash used in financing activities	(108,844)	(307,000)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	42,273	(224,908)

Cash and cash equivalents at beginning of period	649,843	797,648

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$692,116	$572,740

SIGNIFICANT NONCASH INVESTING AND FINANCING ACTIVITIES

Unrealized loss on investment in bond	$(751)

SUPPLEMENTAL INFORMATION

Financial expenses paid	$160,353	$165,189

See notes to consolidated financial statements.

SECURED INCOME L.P. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(Unaudited)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information.  They do not include all information and footnotes required by GAAP for complete financial statements.  The results of operations are impacted significantly by the results of operations of Carrollton X Associates Limited Partnership (“Carrollton”), which are provided on an unaudited basis during interim periods.  Accordingly, the accompanying unaudited consolidated financial statements are dependent on such unaudited information.  In the opinion of the General Partners of the Partnership, the accompanying unaudited consolidated financial statements include all adjustments necessary to reflect fairly the results of operations and cash flows for the interim periods presented.  All adjustments are of a normal recurring nature.  The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the entire year.

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2010-06, “Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”), amending Accounting Standards Codification (“ASC”) Topic 820 to increase disclosure requirements regarding recurring and nonrecurring fair value measurements.  The Partnership adopted ASU 2010-06 in January 2010, except for the disclosures about activity in Level 3 fair value measurements, which became effective for the Partnership’s fiscal year beginning January 1, 2011.  The full adoption of ASC Topic 820 on January 1, 2011 did not have a material impact on the Partnership’s consolidated financial statements.

2.	Investment in Bond

The Partnership carries its investment in bond as available-for-sale because such investment is used to facilitate and provide flexibility for its obligations.  Investment in bond is reflected in the accompanying unaudited consolidated balance sheets at estimated fair value and is classified within Level 1 of the fair value hierarchy of the guidance on Fair Value Measurements as defined in ASC Topic 820.  Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Partnership has the ability to access.  The unrealized gain of $2,730 is reflected as accumulated other comprehensive income in the accompanying unaudited consolidated balance sheet as of March 31, 2011.

As of March 31, 2011, certain information concerning investment in bond is as follows:
Description and maturity	Amortized cost	Gross unrealized gain	Gross unrealized loss	Estimated fair value

Corporate debt security Callable in September 2013	$97,143	$2,730	$--	$99,873

3.	Additional Information

Additional information, including the audited December 31, 2010 Consolidated Financial Statements and the Organization and Summary of Significant Accounting Policies, is included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2010 on file with the Securities and Exchange Commission.

SECURED INCOME L.P. AND SUBSIDIARY

Item 2.          Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

Secured Income L.P. (the “Registrant”) owns a 98.9 % interest in Carrollton X Associates Limited Partnership (“Carrollton”). Fieldpointe, the operating complex owned by Carrollton, remains on the market for sale as the Carrollton general partners (the “Carrollton General Partners”) continue to receive inquiries; however, given the current real estate market, the Carrollton General Partners believe the likelihood that an acceptable offer might be received in the near term is not probable.  The Carrollton General Partners cannot accurately predict the direction of the real estate market, and there can be no assurance that an acceptable offer will be received or that a sale will be consummated.  Notwithstanding the foregoing, if a sale of Fieldpointe were to occur, Registrant intends to distribute the net proceeds received to its partners, less a reasonable reserve, in accordance with the terms and conditions of Registrant’s Partnership Agreement.  At such time, Registrant intends to dissolve.

Registrant anticipates that it will make a distribution in the second quarter of 2011 in the amount of approximately $0.25 per Unit to Unit holders of record as of March 31, 2011.  The ability to make future distributions, and the amount of such distributions, if any, will depend on Carrollton’s cash flow and reserve levels, among other things.  Accordingly, there can be no certainty as to the payment of future distributions or the amount and timing thereof.

Registrant's primary source of funds is currently rents generated by Fieldpointe.  Registrant's investment is considered highly illiquid.

In the event a sale of Fieldpointe does not take place, Registrant is not expected to have access to additional sources of financing.  Accordingly, if unforeseen contingencies arise that cause Carrollton to require capital in addition to that contributed by Registrant and any equity of the Carrollton General Partners, potential sources from which such capital needs will be able to be satisfied (other than reserves) would be additional equity contributions or voluntary loans from the Carrollton General Partners (which are not required to fund such amounts) or other reserves, if any, which could adversely impact distributions from Carrollton to Registrant of operating cash flow and any sale or refinancing proceeds.

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

Results of Operations

Registrant generated cash from operations during the three months ended March 31, 2011, resulting in cash and cash equivalents having increased by approximately $42,000 during the period after Carrollton making principal payments on its mortgage and distributions to the Carrollton General Partners.  Carrollton also distributed approximately $419,000 to Registrant during the period, which distribution has been eliminated in consolidation. Property and equipment decreased as a result of depreciation expense.  Mortgage escrow deposits increased while prepaid expenses decreased in the ordinary course of operations.  Mortgage payable decreased as a result of principal payments on Carrollton’s mortgage.

The discussion below refers primarily to the operations of Carrollton and not to that of Registrant as a whole.

Three Months Ended March 31, 2011

During the three months ended March 31, 2011, Carrollton's operations resulted in net income of approximately $90,000, which includes financial expenses and depreciation and amortization of approximately $129,000 and approximately $109,000, respectively.  Accordingly, Carrollton generated income from operating activities prior to financial expenses and depreciation and amortization of approximately $328,000.  Mortgage principal payments during the period were approximately $65,000.  After considering the mandatory mortgage principal payments and required deposits to mortgage escrows, among other things, Carrollton generated cash flow of approximately $130,000 during the three months ended March 31, 2011.  There can be no assurance that the level of cash flow generated by Carrollton during the three months ended March 31, 2011 will continue in future periods.

SECURED INCOME L.P. AND SUBSIDIARY

Item 2.          Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

Registrant’s results of operations as a whole have improved for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010 primarily as a result of higher average occupancy of Fieldpointe.

As of March 31, 2011, the occupancy of Fieldpointe was approximately 100%.  In the event a sale of Fieldpointe does not take place, the future operating results of Carrollton will be extremely dependent on market conditions and therefore may be subject to significant volatility.

Three Months Ended March 31, 2010

During the three months ended March 31, 2010, Carrollton's operations resulted in net income of approximately $50,000, which includes financial expenses and depreciation and amortization of approximately $133,000 and approximately $106,000, respectively.  Accordingly, Carrollton generated income from operating activities prior to financial expenses and depreciation and amortization of approximately $289,000.  Mortgage principal payments during the period were approximately $61,000.  After considering the mandatory mortgage principal payments and required deposits to mortgage escrows, among other things, Carrollton generated cash flow of approximately $85,000 during the three months ended March 31, 2010.  As of March 31, 2010, the occupancy of Fieldpointe was approximately 94%.

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

Registrant records its real estate assets at cost less accumulated depreciation and, if there are indications that impairment exists, adjusts the carrying value of those assets in accordance with Accounting Standards Codification (“ASC”) Topic 360; Subtopic 10.  In accordance with ASC Topic 360; Subtopic 10, long-lived assets, primarily property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable.  Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable.  For long-lived assets, Registrant recognizes an impairment loss only if its carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss based on the difference between the carrying amount and estimated fair value.  No such adjustment for impairment loss is required as of March 31, 2011.

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

SECURED INCOME L.P. AND SUBSIDIARY

Item 2.          Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2010-06, “Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”), amending ASC Topic 820 to increase disclosure requirements regarding recurring and nonrecurring fair value measurements.  Registrant adopted ASU 2010-06 in January 2010, except for the disclosures about activity in Level 3 fair value measurements, which are effective for Registrant’s fiscal year beginning January 1, 2011.  The full adoption of ASC Topic 820 on January 1, 2011 did not have a material impact on Registrant’s consolidated financial statements.

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

Registrant has carried out an evaluation, under the supervision and the participation of its management, including the Chief Executive Officer and Chief Financial Officer of Wilder Richman Resources Corporation (“WRRC”), one of Registrant’s general partners, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of the three months ended March 31, 2011.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of WRRC concluded that Registrant’s disclosure controls and procedures were effective as of March 31, 2011.

Item 4T.       Internal Control Over Financial Reporting.

There were no changes in Registrant’s internal control over financial reporting during the three months ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, Registrant’s internal control over financial reporting.

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

  Exhibit 31.1 - Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
  Exhibit 31.2 - Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
  Exhibit 32.1 - Section 1350 Certification of Chief Executive Officer.
  Exhibit 32.2 - Section 1350 Certification of Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 10th day of May 2011.

SECURED INCOME L.P.

By:	Wilder Richman Resources Corporation, General Partner

	By:	/s/Richard Paul Richman
Richard Paul Richman
Chief Executive Officer

	By:	/s/James Hussey
James Hussey
Chief Financial Officer

By:	WRC-87A Corporation, General Partner

	By:	/s/Richard Paul Richman
Richard Paul Richman
Executive Vice President and Treasurer