Form 10-Q
period 2011-06-30
SECURED INCOME L P
filed 2011-08-10
CIK 804217

SECURITIES AND EXCHANGE COMMISSION
Washington, DC
_________________________

FORM 10-Q

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2011

OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                   to________

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

Large Accelerated Filer ____Accelerated Filer ____ Non-Accelerated Filer____ Smaller Reporting Company   X

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of August 10, 2011, there are 984,369 units of limited partnership interest outstanding.

SECURED INCOME L.P. AND SUBSIDIARY

Part I - Financial Information.

SECURED INCOME L.P. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2011	2010

ASSETS

Property and equipment, net of accumulated depreciation	$2,158,046	$2,368,956
Cash and cash equivalents	485,845	649,843
Mortgage escrow deposits	419,076	299,482
Replacement reserve	459,617	506,898
Investment in bond	96,005	101,238
Tenant security deposits	58,513	42,462
Interest and accounts receivable	2,317	2,341
Prepaid expenses	149,059	219,111
Intangible assets, net of accumulated amortization	249,308	260,162

	$4,077,786	$4,450,493

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

Mortgage payable	$7,640,064	$7,770,499
Accounts payable and accrued expenses	120,585	105,140
Tenant security deposits payable	57,236	40,473
Due to affiliates	21,230	18,678

	7,839,115	7,934,790

Partners' equity (deficit)

Limited partners (984,369 units issued and outstanding)	393,654	598,301
General partners	(3,931,051)	(3,904,126)
Noncontrolling interest	(223,408)	(181,953)
Accumulated other comprehensive income (loss)	(524)	3,481

	(3,761,329)	(3,484,297)

	$4,077,786	$4,450,493

See notes to consolidated financial statements.

SECURED INCOME L.P. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2011 AND 2010
(Unaudited)

	Three Months	Six Months	Three Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2011	June 30, 2011	June 30, 2010	June 30, 2010

REVENUE

Rental	$707,130	$1,384,283	$670,136	$1,305,103
Interest	2,723	5,208	779	1,033

TOTAL REVENUE	709,853	1,389,491	670,915	1,306,136

EXPENSES

Administration and management	209,056	335,093	121,696	249,389
Operating and maintenance	150,342	278,473	171,301	307,958
Taxes and insurance	126,591	253,221	117,009	236,067
Financial	127,582	256,409	131,709	264,584
Depreciation and amortization	110,883	221,764	107,996	215,991

TOTAL EXPENSES	724,454	1,344,960	649,711	1,273,989

NET INCOME (LOSS)	(14,601)	44,531	21,204	32,147

Other comprehensive loss	(3,254)	(4,005)	(1,615)	(1,615)

COMPREHENSIVE INCOME (LOSS)	$(17,855)	$40,526	$19,589	$30,532

NET INCOME (LOSS) ATTRIBUTABLE TO

General partners	$(155)	$419	$199	$296
Limited partners	(15,389)	41,445	19,653	29,260
Noncontrolling interest	943	2,667	1,352	2,591

	$(14,601)	$44,531	$21,204	$32,147

NET INCOME (LOSS) ALLOCATED PER UNIT OF LIMITED PARTNERSHIP INTEREST (984,369 units of limited partnership interest)	$(.02)	$.04	$.02	$.03

See notes to consolidated financial statements.

SECURED INCOME L.P. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(Unaudited)

	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES

Net income	$44,531	$32,147

Adjustments to reconcile net income to net cash provided by operating activities

Depreciation and amortization expense	221,764	215,991
Increase in mortgage escrow deposits	(119,594)	(148,476)
Accrued interest at date of investment in bond		1,750
Amortization of premium on investment in bond	1,228	205
Decrease (increase) in tenant security deposits	(16,051)	11,249
Decrease (increase) in interest and accounts receivable	24	(2,317)
Decrease in prepaid expenses	70,052	97,080
Increase (decrease) in accounts payable and accrued expenses	15,445	(16,005)
Increase (decrease) in tenant security deposits payable	16,763	(11,513)
Increase in due to affiliates	2,552	10,859

Net cash provided by operating activities	236,714	190,970

CASH FLOWS FROM INVESTING ACTIVITIES

Investment in bond		(100,940)
Withdrawals from replacement reserve	66,851
Deposits to replacement reserve	(19,570)	(19,437)

Net cash provided by (used in) investing activities	47,281	(120,377)

CASH FLOWS FROM FINANCING ACTIVITIES

Mortgage principal payments	(130,435)	(122,748)
Distributions to noncontrolling interest	(44,122)
Distributions to partners	(273,436)	(269,602)

Net cash used in financing activities	(447,993)	(392,350)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(163,998)	(321,757)

Cash and cash equivalents at beginning of period	649,843	797,648

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$485,845	$475,891

SIGNIFICANT NONCASH INVESTING AND FINANCING ACTIVITIES

Unrealized loss on investment in bond	$4,005	$1,615

SUPPLEMENTAL INFORMATION

Financial expenses paid	$277,340	$286,050

See notes to consolidated financial statements.

SECURED INCOME L.P. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(Unaudited)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information.  They do not include all information and footnotes required by GAAP for complete financial statements.  The results of operations are impacted significantly by the results of operations of Carrollton X Associates Limited Partnership (“Carrollton”), which are provided on an unaudited basis during interim periods.  Accordingly, the accompanying unaudited consolidated financial statements are dependent on such unaudited information.  In the opinion of the General Partners of the Partnership, the accompanying unaudited consolidated financial statements include all adjustments necessary to reflect fairly the results of operations and cash flows for the interim periods presented.  All adjustments are of a normal recurring nature.  The results of operations for the six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the entire year.

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

The Partnership carries its investment in bond as available-for-sale because such investment is used to facilitate and provide flexibility for its obligations.  Investment in bond is reflected in the accompanying unaudited consolidated balance sheets at estimated fair value and is classified within Level 1 of the fair value hierarchy of the guidance on Fair Value Measurements as defined in ASC Topic 820.  Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Partnership has the ability to access.  An unrealized loss of $524 is reflected as accumulated other comprehensive loss in the accompanying unaudited consolidated balance sheet as of June 30, 2011.

As of June 30, 2011, certain information concerning investment in bond is as follows:
Description and maturity	Amortized cost	Gross unrealized gain	Gross unrealized loss	Estimated fair value

Corporate debt security
Callable in September 2013	$96,529	$--	$(524)	$96,005

3.	Additional Information

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

SECURED INCOME L.P. AND SUBSIDIARY

Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

Secured Income L.P. (the “Registrant”) owns a 98.9 % interest in Carrollton X Associates Limited Partnership (“Carrollton”).  Fieldpointe, the operating complex owned by Carrollton, remains on the market for sale and, although it is not currently in an active marketing campaign, the Carrollton general partners (the “Carrollton General Partners”) continue to receive inquiries from brokers.  Management has begun a plan to cautiously increase rents at the complex while maintaining current occupancy levels in anticipation of re-testing the market for a possible sale of the property in mid 2012, after the higher rents have been phased in as leases expire and/or renew.  There can be no assurance that the property will be able to achieve higher rents management is seeking, or that an acceptable offer may be received.  Notwithstanding the foregoing, if a sale of Fieldpointe were to occur, Registrant intends to distribute the net proceeds received to its partners, less a reasonable reserve, in accordance with the terms and conditions of Registrant’s Partnership Agreement.  At such time, Registrant intends to dissolve.

Registrant made a distribution on May 16, 2011 in the amount of approximately $0.25 per Unit to Unit holders of record as of March 31, 2011.  The ability to make future distributions, and the amount of such distributions, if any, will depend on Carrollton’s cash flow and reserve levels, among other things.  Accordingly, there can be no certainty as to the payment of future distributions or the amount and timing thereof.

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

Results of Operations

Although Registrant generated cash from operations during the six months ended June 30, 2011, cash and cash equivalents and investment in bond decreased, in the aggregate, by approximately $169,000 during the period (which includes an unrealized loss on investment in bond of approximately $4,000).  Registrant intends to hold the bond until its call date (September 2013) and therefore does not expect to realize significant gains or losses on its investment in bond, if any.  Such decrease is the result of Carrollton making principal payments on its mortgage and distributions to the Carrollton General Partners and Registrant making distributions to its partners.  Carrollton distributed approximately $419,000 to Registrant during the period, which distribution has been eliminated in consolidation. Property and equipment decreased as a result of depreciation expense.  Mortgage escrow deposits increased while prepaid expenses decreased in the ordinary course of operations.  Mortgage payable decreased as a result of principal payments on Carrollton’s mortgage.

The discussion below refers primarily to the operations of Carrollton and not to that of Registrant as a whole.

SECURED INCOME L.P. AND SUBSIDIARY

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

Three Months Ended June 30, 2011

During the three months ended June 30, 2011, Carrollton's operations resulted in net income of approximately $20,000, which includes financial expenses and depreciation and amortization of approximately $127,000 and approximately $110,000, respectively.  Accordingly, Carrollton generated income from operating activities prior to financial expenses and depreciation and amortization of approximately $257,000.  Mortgage principal payments during the period were approximately $65,000.  After considering the mandatory mortgage principal payments and required deposits net of withdrawals to mortgage escrows and the replacement reserve, among other things, Carrollton generated cash flow of approximately $124,000 during the three months ended June 30, 2011.  There can be no assurance that the level of cash flow generated by Carrollton during the three months ended June 30, 2011 will continue in future periods.

Registrant’s results of operations as a whole for the three months ended June 30, 2011 reflect a decline as compared to the three months ended June 30, 2010 primarily as a result of an increase in Carrollton’s taxes and insurance expense and legal fees incurred by Carrollton in connection with a recent claim, partially offset by a decrease in Carrollton’s operating and maintenance expenses and an increase in rental revenue resulting from higher average occupancy of Fieldpointe.

As of June 30, 2011, the occupancy of Fieldpointe was approximately 100%.  In the event a sale of Fieldpointe does not take place, the future operating results of Carrollton will be extremely dependent on market conditions and therefore may be subject to significant volatility.

Three Months Ended June 30, 2010

During the three months ended June 30, 2010, Carrollton's operations resulted in net income of approximately $60,000, which includes financial expenses and depreciation and amortization of approximately $132,000 and approximately $106,000, respectively.  Accordingly, Carrollton generated income from operating activities prior to financial expenses and depreciation and amortization of approximately $298,000.  Mortgage principal payments during the period were approximately $62,000.  After considering the mandatory mortgage principal payments and required deposits net of withdrawals to mortgage escrows and the replacement reserve, among other things, Carrollton generated cash flow of approximately $95,000 during the three months ended June 30, 2010.  As of June 30, 2010, the occupancy of Fieldpointe was approximately 97%.

Six Months Ended June 30, 2011

During the six months ended June 30, 2011, Carrollton's operations resulted in net income of approximately $110,000, which includes financial expenses and depreciation and amortization of approximately $256,000 and approximately $219,000, respectively.  Accordingly, Carrollton generated income from operating activities prior to financial expenses and depreciation and amortization of approximately $585,000.  Mortgage principal payments during the period were approximately $130,000.  After considering the mandatory mortgage principal payments and required deposits net of withdrawals to mortgage escrows and the replacement reserve, among other things, Carrollton generated cash flow of approximately $254,000 during the six months ended June 30, 2011.  There can be no assurance that the level of cash flow generated by Carrollton during the six months ended June 30, 2011 will continue in future periods.

Registrant’s results of operations as a whole for the six months ended June 30, 2011 were comparable to the six months ended June 30, 2010.

Six Months Ended June 30, 2010

During the six months ended June 30, 2010, Carrollton's operations resulted in net income of approximately $110,000, which includes financial expenses and depreciation and amortization of approximately $264,000 and approximately $213,000, respectively.  Accordingly, Carrollton generated income from operating activities prior to financial expenses and depreciation and amortization of approximately $587,000.  Mortgage principal payments during the period were approximately $123,000.  After considering the mandatory mortgage principal payments and required deposits net of withdrawals to mortgage escrows and the replacement reserve, among other things, Carrollton generated cash flow of approximately $180,000 during the six months ended June 30, 2010.

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

Registrant records its real estate assets at cost less accumulated depreciation and, if there are indications that impairment exists, adjusts the carrying value of those assets in accordance with Accounting Standards Codification (“ASC”) Topic 360; Subtopic 10.  In accordance with ASC Topic 360; Subtopic 10, long-lived assets, primarily property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable.  Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable.  For long-lived assets, Registrant recognizes an impairment loss only if its carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss based on the difference between the carrying amount and estimated fair value.  No such adjustment for impairment loss is required as of June 30, 2011.

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

Registrant has carried out an evaluation, under the supervision and the participation of its management, including the Chief Executive Officer and Chief Financial Officer of Wilder Richman Resources Corporation (“WRRC”), one of Registrant’s general partners, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of the three months ended June 30, 2011.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of WRRC concluded that Registrant’s disclosure controls and procedures were effective as of June 30, 2011.

Item 4T.     Internal Control Over Financial Reporting.

There were no changes in Registrant’s internal control over financial reporting during the three months ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, Registrant’s internal control over financial reporting.

SECURED INCOME L.P. AND SUBSIDIARY

Part II - Other Information.

Item 1.	Legal Proceedings.

Fieldpointe is subject to various legal actions, administrative proceedings and claims arising in the ordinary course of business.  Management believes that such unresolved legal actions, proceedings and claims will not  materially adversely affect Fieldpointe's operations, financial condition and or cash flow.

Item 1A.	Risk Factors.

Registrant is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this Item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Removed and Reserved.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

	Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
	Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
	Exhibit 32.1	Section 1350 Certification of Chief Executive Officer.
	Exhibit 32.2	Section 1350 Certification of Chief Financial Officer.
	Exhibit 101.ins	XBRL Instance
	Exhibit 101.xsd	XBRL Schema
	Exhibit 101.cal.	XBRL Calculation
	Exhibit 101.def	XBRL Definition.
	Exhibit 101.lab	XBRL Label.
	Exhibit 101.pre	XBRL Presentation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 10th day of August 2011.

SECURED INCOME L.P.

By:	Wilder Richman Resources Corporation, General Partner

By:	/s/Richard Paul Richman
Richard Paul Richman
Chief Executive Officer

By:	/s/James Hussey
James Hussey
Chief Financial Officer

By:	WRC-87A Corporation, General Partner

By:	/s/Richard Paul Richman
Richard Paul Richman
Executive Vice President and Treasurer