Form 10-K/A
period 2010-12-31
SECURED INCOME L P
filed 2011-10-25
CIK 804217

SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-K/A
(Amendment No. 1)

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For fiscal year ended December 31, 2010

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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

Units of Limited Partnership Interest
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ___  No  X

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of Secured Income L.P. (the “Registrant”) for the fiscal year ended December 31, 2010, originally filed with the Securities and Exchange Commission  (the “SEC”) on March 31, 2011 (the “Original Filing”).  The purpose of this Amendment is to provide the signatures of a majority of the board of directors of Registrant’s general partners as required by General Instruction D(2)(a).  In addition, this Amendment reports the following:

•	the election of John E. Bezzant as a director of one of Registrant’s general partners, who is signing this report;

•	the filing as exhibits of certain information previously incorporated by reference; and

•	certain currently dated certifications.

This Amendment, except for the modifications described in this Explanatory Note, speaks as of the filing date of the Original Filing and does not update or discuss any other Registrant developments subsequent to the date of the Original Filing.  Accordingly, this Amendment should be read in conjunction with Registrant’s filings with the SEC subsequent to the filing of the Original Report.

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

WRC-87A

The directors and officers of WRC-87A are as follows:

Name	Office

Terry Considine	President

Richard Paul Richman	Executive Vice President, Secretary,
Treasurer and Director

John E. Bezzant	Director

Terry Considine, 63, is President of WRC-87A.  Mr. Considine, who resigned his position as a Director of WRC-87A effective March 31, 2011, has been Chairman of the Board and Chief Executive Officer of AIMCO since July 1994.  Mr. Considine also serves on the board of directors of Intrepid Potash, Inc., a publicly held producer of potash and, until its acquisition in early 2009. Mr. Considine served as Chairman and Chief Executive Officer of American Land Lease, Inc., a publicly held real estate investment trust.  Mr. Considine has over 40 years of experience in real estate and other industries.  Among other real estate ventures, in 1975, Mr. Considine founded and managed the predecessor companies that became AIMCO at its initial public offering in 1994.  As a result of these and other professional experiences, Mr. Considine possesses particular knowledge and experience in real estate that strengthen the Board’s collective qualifications, skills and experience.

Mr. Richman's biography is included above with the description of WRRC’s directors and officers.

John E. Bezzant, 48, was elected as a Director of WRC-87A effective March 31, 2011.  Mr. Bezzant was appointed Executive Vice President, Transactions of AIMCO in January 2011. He joined AIMCO as Senior Vice President - Development in June 2006. Mr. Bezzant is responsible for portfolio management and analytics, disposition and acquisition activities, and asset management of the affordable portfolio.  Prior to joining AIMCO, Mr. Bezzant spent over 20 years with Prologis, Inc. and Catellus Development Corporation in a variety of executive positions, including those with responsibility for transactions, fund management, asset management, leasing, and operations.  As a result of these and other professional experiences, Mr. Bezzant possesses particular knowledge and experience in real estate that strengthen the Board’s collective qualifications, skills and experience.

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

Item 14.                  Principal Accounting Fees and Services.

Registrant’s independent registered public accounting firm billed Registrant the following fees for professional services rendered in the years ended December 31, 2010 and 2009:

	2010	2009

Audit Fees	$23,900	$23,900
Audit-Related Fees	--	--
Tax Fees	$4,000	$4,000
All Other Fees	--	--

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

	10(N)	Amendment of Partnership Agreement of Columbia Partnership dated May 27, 1993, incorporated by reference to form 10-K for fiscal year ended December 31, 1993.

	10(O)	Amendment of Guaranty Agreement of Columbia Partnership dated May 27, 1993, incorporated by reference to form 10-K for fiscal year ended December 31, 1993.

10(P)	Columbia Partnership Financing Agreement dated May 27, 1993, incorporated by reference to form 10-K for fiscal year ended December 31, 1993.

10(Q)	Carrollton Partnership Assignment and Modification of Deed of Trust dated August 30, 1993, incorporated by reference to Form 10-K for fiscal year ended December 31, 1993.

10(R)	Columbia Partnership Assignment and Intercreditor Agreement dated as of June 1, 2000, incorporated by reference to Form 10-K for fiscal year ended December 31, 2000.

10(S)	Columbia Partnership Mortgage Note dated as of June 1, 2000, incorporated by reference to Form 10-K for fiscal year ended December 31, 2000.

10(T)	Columbia Partnership Multifamily Note (Multistate) dated as of June 1, 2000, incorporated by reference to Form 10-K for fiscal year ended December 31, 2000.

10(U)	Executed Agreement of Purchase and Sale of The Westmont dated January 26, 2006, incorporated by reference to Form 10-K for the fiscal year ended December 31, 2005.

10(V)	First Amendment to Purchase and Sale Agreement of The Westmont dated February 8, 2006, incorporated by reference to Form 10-K for the fiscal year dated December 31, 2005.

(24)	Power of Attorney, incorporated by reference to Exhibit 25 of Form S-11.

(27)	Financial Data Schedule.

(28)	Market Analysis dated February 1, 1985 of REDE Associates, incorporated by reference to Exhibit 28 of Form S-11.

(31.1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.**

(31.2)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.**

(32.1)	Section 1350 Certification of Chief Executive Officer.**

(32.2)	Section 1350 Certification of Chief Financial Officer.**

(99.1)	Pages 13 through 19 of Registrant’s prospectus dated March 5, 1987 filed pursuant to Rule 424(b)(3) under the Securities Act of 1933.**

(99.2)	Pages 20 through 30 of Registrant’s prospectus dated March 5, 1987 filed pursuant to Rule 424(b)(3) under the Securities Act of 1933.**

(99.3)	Pages 30 through 36 of Registrant’s prospectus dated March 5, 1987 filed pursuant to Rule 424(b)(3) under the Securities Act of 1933.**

(99.4)	Pages 37 through 48 of Registrant’s prospectus dated March 5, 1987 filed pursuant to Rule 424(b)(3) under the Securities Act of 1933.**

(99.5)	Pages 64 through 67 of Registrant’s prospectus dated March 5, 1987 filed pursuant to Rule 424(b)(3) under the Securities Act of 1933.**

**Filed herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized on the 26th day of October 2011.

SECURED INCOME L.P.

By:	Wilder Richman Resources Corporation, General Partner

	By:	/s/Richard Paul Richman
Richard Paul Richman
Chief Executive Officer and Director

	By:	/s/James Hussey
James Hussey
Chief Financial Officer

	By:	/s/Robert H. Wilder, Jr.
Robert H. Wilder, Jr.
Executive Vice President and Director

By:	WRC-87A Corporation, General Partner

	By:	/s/Richard Paul Richman
Richard Paul Richman
Executive Vice President, Treasurer and Director

	By:	/s/John E. Bezzant
John E. Bezzant
Director

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

As of December 31, 2010, certain information concerning investment in bond is as follows:

Description and maturity	Amortized cost	Gross unrealized gain	Gross unrealized loss	Estimated fair value

Corporate debt security
Callable in September 2013	$97,757	$3,481	$--	$101,238

Note 4 - Property and Equipment

Property and equipment as of December 31, 2010 and 2009 is summarized as follows:

	2010	2009

Land	$1,226,061	$1,226,061
Buildings and improvements	9,909,588	9,909,588
Furniture and equipment	1,332,762	1,251,901

	12,468,411	12,387,550
Less accumulated depreciation	10,099,455	9,683,411

	$2,368,956	$2,704,139

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