Form 10-Q
period 2011-09-30
SECURED INCOME L P
filed 2011-11-14
CIK 804217

SECURITIES AND EXCHANGE COMMISSION
Washington, DC
_________________________

FORM 10-Q

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2011

OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                            to ___________

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

Large Accelerated Filer        Accelerated Filer        Non-Accelerated Filer        Smaller Reporting Company  X

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes      No   X

As of November 14, 2011, there are 984,369 units of limited partnership interest outstanding.

SECURED INCOME L.P. AND SUBSIDIARY

Part I - Financial Information.

SECURED INCOME L.P. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2011	2010

ASSETS

Property and equipment, net of accumulated depreciation	$2,052,592	$2,368,956
Cash and cash equivalents	555,804	649,843
Mortgage escrow deposits	265,094	299,482
Replacement reserve	469,309	506,898
Investment in bond	91,000	101,238
Tenant security deposits	68,530	42,462
Interest and accounts receivable	99	2,341
Prepaid expenses	332,266	219,111
Intangible assets, net of accumulated amortization	243,880	260,162

	$4,078,574	$4,450,493

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

Mortgage payable	$7,573,345	$7,770,499
Accounts payable and accrued expenses	169,317	105,140
Tenant security deposits payable	65,580	40,473
Due to affiliates	13,570	18,678

	7,821,812	7,934,790

Partners' equity (deficit)

Limited partners (984,369 units issued and outstanding)	409,734	598,301
General partners	(3,930,889)	(3,904,126)
Noncontrolling interest	(222,083)	(181,953)
Accumulated other comprehensive income		3,481

	(3,743,238)	(3,484,297)

	$4,078,574	$4,450,493

See notes to consolidated financial statements.

SECURED INCOME L.P. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2011 AND 2010
(Unaudited)

	Three Months	Nine Months	Three Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2011	2011	2010	2010

REVENUE

Rental	$704,470	$2,088,753	$685,140	$1,990,243
Interest	(2,465)	2,743	1,996	3,029

TOTAL REVENUE	702,005	2,091,496	687,136	1,993,272

EXPENSES

Administration and management	216,821	551,914	125,591	374,980
Operating and maintenance	165,215	443,688	134,320	442,278
Taxes and insurance	110,675	363,896	125,224	361,291
Financial	80,845	337,254	130,763	395,347
Depreciation and amortization	110,882	332,646	107,995	323,986

TOTAL EXPENSES	684,438	2,029,398	623,893	1,897,882

NET INCOME	17,567	62,098	63,243	95,390

Other comprehensive income (loss)	524	(3,481)	3,344	1,729

COMPREHENSIVE INCOME	$18,091	$58,617	$66,587	$97,119

NET INCOME ATTRIBUTABLE TO

General partners	$162	$581	$613	$909
Limited partners	16,080	57,525	60,746	90,006
Noncontrolling interest	1,325	3,992	1,884	4,475

	$17,567	$62,098	$63,243	$95,390

NET INCOME ALLOCATED PER UNIT OF LIMITED PARTNERSHIP INTEREST (984,369 units of limited partnership interest)	$.02	$.06	$.06	$.09

See notes to consolidated financial statements.

SECURED INCOME L.P. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Unaudited)

	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES

Net income	$62,098	$95,390

Adjustments to reconcile net income to net cash provided by operating activities

Depreciation and amortization expense	332,646	323,986
Decrease in mortgage escrow deposits	34,388	77,113
Accrued interest at date of investment in bond		1,750
Amortization of premium on investment in bond	6,757	819
Decrease (increase) in tenant security deposits	(26,068)	28,046
Decrease (increase) in interest and accounts receivable	2,242	(99)
Increase in prepaid expenses	(113,155)	(127,444)
Increase (decrease) in accounts payable and accrued expenses	64,177	(9,185)
Increase (decrease) in tenant security deposits payable	25,107	(17,383)
Decrease in due to affiliates	(5,108)	(4,097)

Net cash provided by operating activities	383,084	368,896

CASH FLOWS FROM INVESTING ACTIVITIES

Investment in bond		(100,940)
Withdrawals from replacement reserve	66,851
Deposits to replacement reserve	(29,262)	(29,076)

Net cash provided by (used in) investing activities	37,589	(130,016)

CASH FLOWS FROM FINANCING ACTIVITIES

Mortgage principal payments	(197,154)	(185,534)
Distributions to noncontrolling interest	(44,122)
Distributions to partners	(273,436)	(271,671)

Net cash used in financing activities	(514,712)	(457,205)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(94,039)	(218,325)

Cash and cash equivalents at beginning of period	649,843	797,648

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$555,804	$579,323

SIGNIFICANT NONCASH INVESTING AND FINANCING ACTIVITIES

Unrealized gain (loss) on investment in bond	$(3,481)	$1,729

SUPPLEMENTAL INFORMATION

Financial expenses paid	$347,592	$405,965

See notes to consolidated financial statements.

SECURED INCOME L.P. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(Unaudited)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information.  They do not include all information and footnotes required by GAAP for complete financial statements.  The results of operations are impacted significantly by the results of operations of Carrollton X Associates Limited Partnership (“Carrollton”), which are provided on an unaudited basis during interim periods.  Accordingly, the accompanying unaudited consolidated financial statements are dependent on such unaudited information.  In the opinion of the General Partners of the Partnership, the accompanying unaudited consolidated financial statements include all adjustments necessary to reflect fairly the results of operations and cash flows for the interim periods presented.  All adjustments are of a normal recurring nature.  The results of operations for the nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the entire year.

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

The Partnership carries its investment in bond as available-for-sale because such investment is used to facilitate and provide flexibility for its obligations.  Investment in bond is reflected in the accompanying unaudited consolidated balance sheets at estimated fair value and is classified within Level 1 of the fair value hierarchy of the guidance on Fair Value Measurements as defined in ASC Topic 820.  Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Partnership has the ability to access.  The bond was called on October 3, 2011; accordingly, there is no accumulated other comprehensive income or loss associated with the Partnership’s investment in bond in the accompanying unaudited consolidated balance sheet as of September 30, 2011.  The Partnership’s cumulative annualized return on the bond for the sixteen month holding period totaled approximately 2.94%.

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

SECURED INCOME L.P. AND SUBSIDIARY

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

Secured Income L.P. (the “Registrant”) owns a 98.9% interest in Carrollton X Associates Limited Partnership (“Carrollton”).  Fieldpointe, the operating complex owned by Carrollton (the “Complex”), remains on the market for sale and, although it is not currently in an active marketing campaign, the Carrollton general partners (the “Carrollton General Partners”) continue to receive inquiries from brokers.  Management has begun a plan to cautiously increase rents at the Complex while maintaining current occupancy levels in anticipation of re-testing the market for a possible sale of the Complex in mid 2012, after the higher rents have been phased in as leases expire and/or renew.  There can be no assurance that the Complex will be able to achieve the higher rents management is seeking, or that an acceptable offer may be received.  Notwithstanding the foregoing, if a sale of the Complex were to occur, Registrant intends to distribute the net proceeds received to its partners, less a reasonable reserve, in accordance with the terms and conditions of Registrant’s Partnership Agreement.  At such time, Registrant intends to dissolve.

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

Registrant's primary source of funds is currently rents generated by Carrollton.  Registrant's investment is considered highly illiquid.

In the event a sale of the Complex does not take place, Registrant is not expected to have access to additional sources of financing.  Accordingly, if unforeseen contingencies arise that cause Carrollton to require capital in addition to that contributed by Registrant and any equity of the Carrollton General Partners, potential sources from which such capital needs will be able to be satisfied (other than reserves) would be additional equity contributions or voluntary loans from the Carrollton General Partners (which are not required to fund such amounts) or other reserves, if any, which could adversely impact distributions from Carrollton to Registrant of operating cash flow and any sale or refinancing proceeds.

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

Results of Operations

Although Registrant generated cash from operations during the nine months ended September 30, 2011, cash and cash equivalents and investment in bond decreased, in the aggregate, by approximately $104,000 during the period (which includes an unrealized loss on investment in bond of approximately $3,000 and amortization of premium on investment in bond of approximately $7,000).  The bond owned by Registrant was called on October 3, 2011 at par; Registrant’s cumulative annualized return on the bond for the sixteen month holding period totaled approximately 2.94%.  Accordingly, Registrant did not experience any adverse impact in connection with such investment.  Such decrease noted above is primarily the result of Carrollton making principal payments on its mortgage and distributions to the Carrollton General Partners and Registrant making distributions to its partners.  Carrollton distributed approximately $419,000 to Registrant during the period, which distribution has been eliminated in consolidation.  Property and equipment decreased as a result of depreciation expense.  Mortgage escrow deposits decreased while prepaid expenses and accounts payable and accrued expenses increased in the ordinary course of operations.  Mortgage payable decreased as a result of principal payments on Carrollton’s mortgage.

The discussion below refers primarily to the operations of Carrollton and not to that of Registrant as a whole.

SECURED INCOME L.P. AND SUBSIDIARY

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

Three Months Ended September 30, 2011

During the three months ended September 30, 2011, Carrollton's operations resulted in net income of approximately $54,000, which includes financial expenses and depreciation and amortization of approximately $81,000 and approximately $109,000, respectively.  Accordingly, Carrollton generated income from operating activities prior to financial expenses and depreciation and amortization of approximately $244,000.  Mortgage principal payments during the period were approximately $67,000.  After considering the mandatory mortgage principal payments and required deposits net of withdrawals to mortgage escrows and the replacement reserve, among other things, Carrollton generated cash flow of approximately $91,000 during the three months ended September 30, 2011.  There can be no assurance that the level of cash flow generated by Carrollton during the three months ended September 30, 2011 will continue in future periods.

Registrant’s results of operations as a whole for the three months ended September 30, 2011 reflect a decline as compared to the three months ended September 30, 2010 primarily as a result of (i) an increase in Carrollton’s operating and maintenance expenses and (ii) legal fees incurred by Carrollton in connection with a recent claim, all partially offset by (i) a decrease in Carrollton’s taxes and insurance expense, (ii) a decrease in Carrollton’s financial expenses resulting from a refund of overpaid mortgage insurance in prior years and (iii) an increase in rental revenue resulting from an increase in rental rates and higher average occupancy of the Complex.

As of September 30, 2011, the occupancy of the Complex was approximately 99%.  In the event a sale of the Complex does not take place, the future operating results of Carrollton will be extremely dependent on market conditions and therefore may be subject to significant volatility.

Three Months Ended September 30, 2010

During the three months ended September 30, 2010, Carrollton's operations resulted in net income of approximately $95,000, which includes financial expenses and depreciation and amortization of approximately $131,000 and approximately $106,000, respectively.  Accordingly, Carrollton generated income from operating activities prior to financial expenses and depreciation and amortization of approximately $332,000.  Mortgage principal payments during the period were approximately $63,000.  After considering the mandatory mortgage principal payments and required deposits net of withdrawals to mortgage escrows and the replacement reserve, among other things, Carrollton generated cash flow of approximately $129,000 during the three months ended September 30, 2010.  As of September 30, 2010, the occupancy of the Complex was approximately 98%.

Nine Months Ended September 30, 2011

During the nine months ended September 30, 2011, Carrollton's operations resulted in net income of approximately $164,000, which includes financial expenses and depreciation and amortization of approximately $337,000 and approximately $328,000, respectively.  Accordingly, Carrollton generated income from operating activities prior to financial expenses and depreciation and amortization of approximately $829,000.  Mortgage principal payments during the period were approximately $197,000.  After considering the mandatory mortgage principal payments and required deposits net of withdrawals to mortgage escrows and the replacement reserve, among other things, Carrollton generated cash flow of approximately $346,000 during the nine months ended September 30, 2011.  There can be no assurance that the level of cash flow generated by Carrollton during the nine months ended September 30, 2011 will continue in future periods.

Registrant’s results of operations as a whole for the nine months ended September 30, 2011 reflect a decline as compared to the nine months ended September 30, 2010 primarily as a result of legal fees incurred by Carrollton in connection with a recent claim, partially offset by (i) a decrease in Carrollton’s financial expenses resulting from a refund of overpaid mortgage insurance in prior years and (ii) an increase in rental revenue resulting from an increase in rental rates and higher average occupancy of the Complex.

SECURED INCOME L.P. AND SUBSIDIARY

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

Nine Months Ended September 30, 2010

During the nine months ended September 30, 2010, Carrollton's operations resulted in net income of approximately $205,000, which includes financial expenses and depreciation and amortization of approximately $395,000 and approximately $319,000, respectively.  Accordingly, Carrollton generated income from operating activities prior to financial expenses and depreciation and amortization of approximately $919,000.  Mortgage principal payments during the period were approximately $186,000.  After considering the mandatory mortgage principal payments and required deposits net of withdrawals to mortgage escrows and the replacement reserve, among other things, Carrollton generated cash flow of approximately $309,000 during the nine months ended September 30, 2010.

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

Registrant records its real estate assets at cost less accumulated depreciation and, if there are indications that impairment exists, adjusts the carrying value of those assets in accordance with Accounting Standards Codification (“ASC”) Topic 360; Subtopic 10.  In accordance with ASC Topic 360; Subtopic 10, long-lived assets, primarily property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable.  Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable.  For long-lived assets, Registrant recognizes an impairment loss only if its carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss based on the difference between the carrying amount and estimated fair value.  No such adjustment for impairment loss is required as of September 30, 2011.

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

SECURED INCOME L.P. AND SUBSIDIARY

Item 3.   Quantitative and Qualitative Disclosure About Market Risk.

As noted above in Item 2 under Results of Operations, the bond owned by Registrant as of September 30, 2011 was called on October 3, 2011 at par; Registrant’s cumulative annualized return on the bond for the sixteen month holding period totaled approximately 2.94%.  Accordingly, Registrant did not experience any adverse impact in connection with such investment.

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

Registrant has carried out an evaluation, under the supervision and the participation of its management, including the Chief Executive Officer and Chief Financial Officer of Wilder Richman Resources Corporation (“WRRC”), one of Registrant’s general partners, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of the three months ended September 30, 2011.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of WRRC concluded that Registrant’s disclosure controls and procedures were effective as of September 30, 2011.

Item 4T.  Internal Control Over Financial Reporting.

There were no changes in Registrant’s internal control over financial reporting during the three months ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, Registrant’s internal control over financial reporting.

SECURED INCOME L.P. AND SUBSIDIARY

Part II - Other Information.

Item 1.	Legal Proceedings.

Carrollton is subject to various legal actions, administrative proceedings and claims arising in the ordinary course of business.  Management believes that such unresolved legal actions, proceedings and claims will not materially adversely affect Carrollton’s operations, financial condition and/or cash flow.

Item 1A.	Risk Factors.

Registrant is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this Item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Removed and Reserved.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

	Exhibit 31.1 -	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
	Exhibit 31.2 -	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
	Exhibit 32.1 -	Section 1350 Certification of Chief Executive Officer.
	Exhibit 32.2 -	Section 1350 Certification of Chief Financial Officer.
	Exhibit 101.ins -	XBRL Instance.
	Exhibit 101.xsd -	XBRL Schema.
	Exhibit 101.cal -	XBRL Calculation.
	Exhibit 101.def -	XBRL Definition.
	Exhibit 101.lab -	XBRL Label.
	Exhibit 101.pre -	XBRL Presentation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 14th day of November 2011.

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