Form 10-K
period 2011-12-31
SECURED INCOME L P
filed 2012-03-30
CIK 804217

SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For fiscal year ended December 31, 2011

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

Large Accelerated Filer ___  Accelerated Filer ___     Non-Accelerated Filer ___   Smaller Reporting Company       X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes      No X

Registrant has no voting common equity.  There is no established public trading market for Registrant’s Units.  Accordingly, accurate information as to the market value of a Unit at any given date is not available.  As of March 30, 2012, there are 984,369 Units outstanding.  The aggregate sales price for such Units was $19,687,309.

Documents incorporated by reference:
The Prospectus of the Registrant, dated March 5, 1987, as supplemented and filed pursuant to Rule 424(b) and (c) under the Securities Act of 1933, and filed as an Exhibit hereto, is incorporated by reference into Parts I, II and III of this Annual Report on Form 10-K.

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

Financial Information About Industry Segments

Registrant is currently engaged solely in the business of owning an Operating Partnership Interest in Carrollton.  A presentation of information regarding industry segments is not applicable and would not be material to an understanding of Registrant’s business taken as a whole.  See Item 7 below for a summary of Registrant’s operations.

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

The mortgage of Carrollton was financed from the sale of tax-exempt bonds pursuant to the terms of Section 103(b)(4)(a) of the Internal Revenue Code (“IRC”).  The mortgage in the original amount of $10,494,100, bearing fixed 6.09% interest and maturing in February 2028, is insured by the Federal Housing Administration, (“FHA”), an organizational unit within the United States Department of Housing and Urban Development ("HUD") under Section 221(d)(4) of the National Housing Act of 1934, as amended.  The mortgage will be fully amortized upon maturity.  Under the terms of the financing, 80% of the apartment units are permitted market rate rents and 20% of the apartment units are to be rented to people earning no more than the low or moderate income levels within the meaning of Section 103(b)(4)(a) of the IRC.  Fieldpointe’s occupancy rate was approximately 98% as of December 31, 2011.

As of December 31, 2011, the market rental rates of Fieldpointe were approximately as follows:

Monthly Rental Rates:
One-Bedroom	$865 - $890
Two-Bedroom	$920 - $1,020
Three-Bedroom	$1,150 - $1,225

The low and moderate income rental rates as of December 31, 2011 fall within the ranges noted above.

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

Item 3.                 Legal Proceedings.

In December 2010, The Equal Rights Center (“ERC” or “Plaintiff”) filed a Complaint in Federal District Court in Maryland (the “Initial Complaint”) against Carrollton, Carrollton’s management agent and two individual leasing agents (collectively, the “Defendants”), alleging that the Defendants had “engaged in a pattern and practice of discrimination on the basis of national origin in violation of the Fair Housing Act”.  The allegations of the Plaintiff were based on a sampling of three tester applicants sent to Fieldpointe in 2009, notwithstanding the fact that each of the tester applicants was offered an application to rent an apartment at Fieldpointe but never followed through with Fieldpointe. The Initial Complaint was not based on any individual complaint by any actual real tenant or prospective real tenant. Plaintiff sought to obtain injunctive relief and damages to ERC.  The Defendants were successful in obtaining a dismissal of the Initial Complaint. In February 2011, ERC recast the Initial Complaint and filed a second complaint (the “Second Complaint”) basically making the same allegations as in the Initial Complaint. Defendants timely answered the Second Complaint and denied all of ERC’s allegations. The parties are currently engaged in discovery, and the Defendants are vigorously defending the lawsuit and are preparing to move for summary judgment. The Defendants are optimistic that they will prevail in the lawsuit. However, notwithstanding the foregoing, Carrollton has already incurred significant legal expenses as a result of this matter and anticipates incurring additional legal expenses in the future. Accordingly, an estimate of the ultimate loss or ultimate range of loss cannot be made at this time.

Item 4.                 Mine Safety Disclosures.

Not applicable.

PART II

Item 5.                 Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market

There is no developed public market for the purchase and sale of Units and Registrant does not anticipate that such a market will develop.

Holders

As of March 23, 2012, there were approximately 465 record holders of Units (the “Limited Partners”) holding an aggregate of 984,369 Units.

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

Since the return of the Limited Partners’ Adjusted Capital Contribution in full, Registrant no longer makes regular quarterly cash distributions, but made distributions in the amount of approximately $0.25 per Unit on May 16, 2011 to Unit holders of record as of March 31, 2011 and on March 31, 2010 to Unit holders of record as of December 31, 2009 and $0.50 per Unit on July 21, 2009 to Unit holders of record as of June 30, 2009 and on July 25, 2008 to Unit holders of record as of June 30, 2008.  Registrant intends to continue to make periodic distributions of Cash Available for Distribution (as defined in the Partnership Agreement). The ability to make future distributions, and the amount of such distributions, if any, will depend on Carrollton’s cash flow and reserve levels, among other things.  Accordingly, there can be no certainty as to the payment of future distributions or the amount and timing thereof. The distributions to the Limited Partners reflected in the accompanying consolidated financial statements as of and for the years ended December 31, 2011 and 2010 include withholding taxes paid by Registrant to the State of Maryland on behalf of the Limited Partners of approximately $.05 per Unit for each year.

Recent Sales of Unregistered Securities

None.

Item 6.                 Selected Financial Data.

Registrant is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this Item.

Item 7.                 Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

Secured Income L.P. (the “Registrant”) owns a 98.9 % interest in Carrollton X Associates Limited Partnership (“Carrollton”). Fieldpointe, the operating complex owned by Carrollton (the “Complex”), remains on the market for sale and, although it is not currently in an active marketing campaign, the Carrollton general partners (the “Carrollton General Partners”) continue to receive inquiries from brokers.  Management began a plan in mid 2011 to cautiously increase rents at the Complex while maintaining current occupancy levels in anticipation of re-testing the market for a possible sale of the Complex in mid 2012, after the higher rents have been phased in as leases expire and/or renew.  There can be no assurance that the Complex will be able to achieve the higher rents management is seeking, or that an acceptable offer may be received.  Notwithstanding the foregoing, if a sale of the Complex were to occur, Registrant intends to distribute the net proceeds received to its partners, less a reasonable reserve, in accordance with the terms and conditions of Registrant’s Partnership Agreement.  At such time, Registrant intends to dissolve.

Registrant made a distribution on May 16, 2011 in the amount of approximately $0.25 per Unit to Unit holders of record (the “Limited Partners”) as of March 31, 2011.  The ability to make future distributions, and the amount and timing of such distributions, if any, will depend on Carrollton’s cash flow and reserve levels, among other things.  Accordingly, there can be no certainty as to the payment of future distributions or the amount and timing thereof. The distributions reflected in the accompanying consolidated financial statements as of and for the year ended December 31, 2011 include withholding taxes paid by Registrant to the State of Maryland on behalf of the Limited Partners of approximately $.05 per Unit, distributions to Registrant’s general partners (the “General Partners”) and amounts distributed by Carrollton to the Carrollton General Partners.

Registrant's current primary source of funds is the rents generated by Carrollton.  Registrant's investment is considered highly illiquid.

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

In December 2010, The Equal Rights Center (“ERC” or “Plaintiff”) filed a Complaint (the “Initial Complaint”) against Carrollton, Carrollton’s management agent and two individual leasing agents (collectively, the “Defendants”), alleging that the Defendants had “engaged in a pattern and practice of discrimination on the basis of national origin in violation of the Fair Housing Act”.  The allegations of the Plaintiff were based on a sampling of three tester applicants sent to the Complex in 2009, notwithstanding the fact that each of the tester applicants was offered an application to rent an apartment at the Complex but never followed through with the Complex. The Initial Complaint was not based on any individual complaint by any actual real tenant or prospective real tenant. Plaintiff sought to obtain injunctive relief and damages to ERC.  The Defendants were successful in obtaining a dismissal of the Initial Complaint. In February 2011, ERC recast the Initial Complaint and filed a second complaint (the “Second Complaint”) basically making the same allegations as in the Initial Complaint. Defendants timely answered the Second Complaint and denied all of ERC’s allegations. The parties are currently engaged in discovery, and the Defendants are vigorously defending the lawsuit and are preparing to move for summary judgment. The Defendants are optimistic that they will prevail in the lawsuit. However, notwithstanding the foregoing, Carrollton has already incurred significant legal expenses as a result of this matter and anticipates incurring additional legal expenses in the future. Accordingly, an estimate of the ultimate loss or ultimate range of loss cannot be made at this time.

Although Registrant generated significant cash from operations during the year ended December 31, 2011, cash and cash equivalents and investment in bond decreased, in the aggregate, by approximately $94,000 during the year, (which includes the reclassification of unrealized gain on investment in bond of approximately $3,000 and amortization of premium on investment in bond and the write-off of the remaining unamortized premium on the date the bond was redeemed totaling approximately $7,000). The bond owned by Registrant was called during 2011; Registrant’s cumulative annualized return on the bond for the sixteen month holding period totaled approximately 2.94%.  Accordingly, Registrant did not experience any adverse impact in connection with such investment.  The decrease noted above is primarily the result of legal fees incurred by Carrollton in connection with the claim noted above, Carrollton making principal payments on its mortgage and the distributions noted above. In addition, Carrollton distributed approximately $419,000 to Registrant during the year, which distribution has been eliminated in consolidation.  Property and equipment decreased as a result of depreciation expense of approximately $428,000, partially offset by capital improvements of approximately $87,000. Accounts payable and accrued expenses increased in the ordinary course of operations.  Mortgage payable decreased as a result of principal payments on Carrollton’s mortgage.

Results of Operations

The discussion below refers primarily to the operations of Carrollton and not to that of Registrant as a whole.

Year Ended December 31, 2011

During the year ended December 31, 2011, Carrollton’s operations resulted in net income of approximately $44,000, which includes financial expenses and depreciation and amortization of approximately $464,000 and approximately $443,000, respectively, but does not include capitalized capital improvements of approximately $87,000.  Accordingly, Carrollton generated income from operating activities prior to financial expenses and depreciation and amortization of approximately $951,000.  Mortgage principal payments during 2011 for Carrollton were approximately $265,000.  After considering the mandatory mortgage principal payments, required deposits net of withdrawals to mortgage escrows and the replacement reserve and capitalized capital improvements, among other things, Carrollton generated cash flow of approximately $181,000 during the year ended December 31, 2011.  There can be no assurance that the level of cash flow generated by Carrollton during the year ended December 31, 2011 will continue in future periods.

Registrant’s results of operations as a whole for the year ended December 31, 2011 reflect a decline as compared to the year ended December 31, 2010 primarily as a result of (i) an increase in Carrollton’s operating and maintenance expenses and (ii) legal fees incurred by Carrollton in connection with a recent claim, all partially offset by (i) a decrease in Carrollton’s financial expenses resulting primarily from a refund of overpaid mortgage insurance premiums in prior years and (ii) an increase in rental revenue resulting from an increase in market rental rates and higher average occupancy of the Complex.

As of December 31, 2011, the occupancy of the Complex was approximately 98%.  In the event a sale of the Complex does not take place, the future operating results of Carrollton will be extremely dependent on market conditions and therefore may be subject to significant volatility.

Year Ended December 31, 2010

During the year ended December 31, 2010, Carrollton’s operations resulted in net income of approximately $347,000, which includes financial expenses and depreciation and amortization of approximately $524,000 and approximately $431,000, respectively, but does not include capitalized capital improvements of approximately $81,000.  Accordingly, Carrollton generated income from operating activities prior to financial expenses and depreciation and amortization of approximately $1,302,000.  Mortgage principal payments during 2010 for Carrollton were approximately $249,000.  After considering the mandatory mortgage principal payments, required deposits net of withdrawals to mortgage escrows and the replacement reserve and capitalized capital improvements, among other things, Carrollton generated cash flow of approximately $464,000 during the year ended December 31, 2010.

Registrant’s results of operations as a whole for the year ended December 31, 2010 improved as compared to the year ended December 31, 2009 primarily as a result of higher average occupancy of the Complex.  As of December 31, 2010, the occupancy of the Complex was approximately 98%.

Year Ended December 31, 2009

During the year ended December 31, 2009, Carrollton’s operations resulted in net income of approximately $211,000, which includes financial expenses and depreciation and amortization of approximately $538,000 and approximately $418,000, respectively, but does not include capitalized capital improvements of approximately $132,000.  Accordingly, Carrollton generated income from operating activities prior to financial expenses and depreciation and amortization of approximately $1,167,000.  Mortgage principal payments during 2009 for Carrollton were approximately $235,000.  After considering the mandatory mortgage principal payments, required deposits net of withdrawals to mortgage escrows and the replacement reserve and capitalized capital improvements, among other things, Carrollton generated cash flow of approximately $240,000 during the year ended December 31, 2009.  As of December 31, 2009, the occupancy of the Complex was approximately 90%.

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

Registrant records its real estate assets at cost less accumulated depreciation and, if there are indications that impairment exists, adjusts the carrying value of those assets in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360; Subtopic 10.  In accordance with ASC Topic 360; Subtopic 10, long-lived assets, primarily property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable.  Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. For long-lived assets, Registrant recognizes an impairment loss only if its carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss based on the difference between the carrying amount and estimated fair value.  No such adjustment for impairment losses is required as of December 31, 2011.

Recent Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, “Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”), amending ASC Topic 820 to increase disclosure requirements regarding recurring and nonrecurring fair value measurements.  Registrant adopted ASU 2010-06 for the year ended December 31, 2010, except for the disclosures about activity in Level 3 fair value measurements which became effective for Registrant’s fiscal year beginning January 1, 2011.  The full adoption of ASC Topic 820 on January 1, 2011 did not have a material impact on Registrant’s consolidated financial statements.

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

Off - Balance Sheet Arrangements

Other than the operating leases between Carrollton and its tenants, Registrant does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on Registrant’s financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual Obligations

Registrant is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this Item.

Item 7A.               Quantitative and Qualitative Disclosures about Market Risk.

None.

Item 8.                  Financial Statements and Supplementary Data.

Set forth in the consolidated financial statements listed on page F-2 is the financial information required in response to Item 8.  Such consolidated financial statements and schedules appear on pages F-1 to F-15 and are incorporated herein by reference.

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

Registrant has carried out an evaluation, under the supervision and the participation of its management, including the Chief Executive Officer and Chief Financial Officer of WRRC, one of the General Partners, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of the year ended December 31, 2011.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of WRRC concluded that Registrant’s disclosure controls and procedures were effective as of December 31, 2011.

Management’s Annual Report on Internal Control Over Financial Reporting

Registrant is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer of WRRC, Registrant conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on its evaluation, management has concluded that Registrant’s internal control over financial reporting was effective as of December 31, 2011.

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

Changes in Internal Control Over Financial Reporting

There were no changes in Registrant’s internal control over financial reporting during the three months ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, Registrant’s internal control over financial reporting.

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

WRRC

The directors and certain officers of WRRC are set forth below:

Name	Age	Office

Richard Paul Richman	64	President and Director

Robert H. Wilder, Jr.	66	Executive Vice President and Director

James Hussey	51	Treasurer

Charles L. Krafnick	50	Assistant Treasurer

Richard Paul Richman has served as President and Director of WRRC since its inception in 1986.  Mr. Richman graduated from the Columbia University Law School with a Juris Doctor degree, the Columbia University Graduate School of Business with a Master of Business Administration degree and Syracuse University with a Bachelor of Arts degree in Political Science.  Mr. Richman has over twenty years of extensive experience in both the development and management of residential properties.  From 1973 until 1979, Mr. Richman practiced corporate law in New York City with the law firm of Greenbaum, Wolff & Ernst and then as a partner of Shipley, Richman & Nierenberg.  For over six years, Mr. Richman acted as a lawyer in connection with the development, syndication and tax issues relating to real estate.  Since 1988, Mr. Richman has been a stockholder of The Richman Group, Inc. (“Richman Group”), an affiliate of WRRC, and is currently its Chairman.  In recent years, Mr. Richman has devoted full time to the syndication and development of real estate.  Mr. Richman was a vice president and shareholder of Related Housing Companies Incorporated, New York, New York from 1978 until mid 1979 with responsibility for that company's project acquisition and syndication activities.  Mr. Richman has been a member of the National Advisory Board of the Housing and Development Reporter, a bi-weekly publication of the Bureau of National Affairs, Inc., a frequent speaker on real estate syndication, has been a member of the New York State Historic Credit Task Force, the National Leased Housing Association, the Coalition to Preserve the Low-Income Tax Credit and the Minority Developer Assistance Corporation (which was established by the New York State Battery Park Commission).  As a result of these and other professional experiences, Mr. Richman possesses particular knowledge and experience in real estate that strengthen the Board’s collective qualifications, skills and experience.

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

James Hussey has served as the Chief Financial Officer (Treasurer) of WRRC since January 2009.  Mr. Hussey, the Treasurer of Richman Group, is engaged primarily in the finance operations of Richman Group.  In addition, Mr. Hussey is a Vice President and the Treasurer of Richman Asset Management, Inc. (“RAM”), an affiliate of WRRC.  Mr. Hussey is engaged primarily in the partnership management and finance operations of RAM.  Prior to joining RAM, Mr. Hussey, a Certified Public Accountant, was the Chief Financial Officer of WCI Communities Inc. NE Region and Spectrum Communities, LLC.  From 1989 to 1998, Mr. Hussey held various positions with Center Development Corp, a developer of affordable housing in the New York metropolitan area.  Mr. Hussey graduated from SUNY at Albany in 1983 with a Bachelor of Science degree and the Columbia University Graduate School of Business with a Master of Business Administration degree in 1994.

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

The AIMCO General Partner

Certain officers of Real Estate Equity Partners Inc. are set forth below.

Name	Age	Office

Terry Considine	64	President

Ernest M. Freedman	41	Executive Vice President, Chief Financial Officer and Director

John E. Bezzant	49	Executive Vice President and Director

Terry Considine is President of Real Estate Equity Partners Inc. Mr. Considine has been Chairman of the Board and Chief Executive Officer of AIMCO since July 1994. Mr. Considine also serves on the board of directors of Intrepid Potash, Inc., a publicly held producer of potash and, until its acquisition in early 2009, Mr. Considine served as Chairman of the Board and Chief Executive Officer of American Land Lease, Inc.  Mr. Considine has over 40 years of experience in the real estate and other industries.  Among other real estate ventures, in 1975 Mr. Considine founded and managed the predecessor companies that became AIMCO at its initial public offering in 1994. As a result of these and other professional experiences, Mr. Considine possesses particular knowledge and experience in real estate that strengthen the Board’s collective qualifications, skills and experience.

Ernest M. Freedman is an Executive Vice President, the Chief Financial Officer and a Director of Real Estate Equity Partners Inc. Mr. Freedman was appointed Executive Vice President and Chief Financial Officer of AIMCO in November 2009.  Mr. Freedman joined AIMCO in 2007 as Senior Vice President of Financial Planning and Analysis and served as Senior Vice President of Finance from February 2009 to November 2009, responsible for financial planning, tax, accounting and related areas.  From 2004 to 2007, Mr. Freedman served as Chief Financial Officer of HEI Hotels and Resorts.  From 2000 to 2004, Mr. Freedman was at GE Real Estate in a number of capacities, including operations controller and finance manager for investments and acquisitions.  From 1993 to 2000, Mr. Freedman was with Ernst & Young, LLP, including one year as a senior manager in the real estate practice.  Mr. Freedman is a certified public accountant.  As a result of these and other professional experiences, Mr. Freedman possesses particular knowledge and experience in real estate that strengthen the Board’s collective qualifications, skills and experience.

John E. Bezzant is an Executive Vice President and a Director of Real Estate Equity Partners Inc. Mr. Bezzant was appointed Executive Vice President, Transactions of AIMCO in January 2011.  He joined AIMCO as Senior Vice President - Development in June 2006.  Mr. Bezzant is responsible for portfolio management and analytics, disposition and acquisition activities, and asset management of the affordable portfolio.  Prior to joining AIMCO, Mr. Bezzant spent over 20 years with Prologis, Inc. and Catellus Development Corporation in a variety of executive positions, including those with responsibility for transactions, fund management, asset management, leasing, and operations.  As a result of these and other professional experiences, Mr. Bezzant possesses particular knowledge and experience in real estate that strengthen the Board’s collective qualifications, skills and experience.

WRC-87A

The directors and officers of WRC-87A are as follows:

Name	Age	Office

Terry Considine	64	President

Richard Paul Richman	64	Executive Vice President, Secretary, Treasurer
		and Director

John E. Bezzant	49	Director

Terry Considine is President of WRC-87A.  Mr. Considine’s biography is included above with the description of Real Estate Equity Partners Inc.’s directors and officers.

Richard Paul Richman is Executive Vice President, Secretary, Treasurer and a Director of WRC-87A.  Mr. Richman's biography is included above with the description of WRRC’s directors and officers.

John E. Bezzant is a Director of WRC-87A.  Mr. Bezzant’s biography is included above with the description of Real Estate Equity Partners Inc.’s directors and officers.

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

Item 11.               Executive Compensation.

Registrant is not required to pay the officers, directors or partners of the General Partners any direct compensation and no such compensation was paid during the fiscal year ended December 31, 2011 or during the prior two fiscal years.

Item 12.               Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
a)  As of December 31, 2011, affiliates of MacKenzie Patterson Fuller, Inc. (“MacKenzie”), with the address 1640 School Street, Moraga, CA 94556, own 147,112 Units, representing approximately 14.94% of the outstanding Units of limited partnership interest.  Other than MacKenzie, no person or entity, other than affiliates of the General Partners discussed below, was known by Registrant to be the beneficial owner of more than five percent of the Units.

b)  Security ownership by the General Partners is as follows:

Percentage of
		Amount and	Outstanding
		Nature of	General
	Name and Address	Beneficial	Partners'
Title of Class	of Beneficial Owner	Ownership	Interest*

General	Real Estate Equity	$3.33	33.3%
Partners'	Partners L.P.
Interest in	4582 S. Ulster Street, Suite 1100
Secured Income L.P.	Denver, CO 80237

	Wilder Richman	$3.33	33.3%
Resources Corporation
340 Pemberwick Road
Greenwich, CT 06831

	WRC-87A Corporation	$3.34	33.4%
340 Pemberwick Road
Greenwich, CT 06831

*General Partners as a class have a 1% interest in all profits, losses and distributions of Registrant.

As of December 31, 2011, affiliates of WRRC, WRC-87A and certain of the Carrollton and Columbia Operating General Partners own 250,035 Units, representing approximately 25.40% of the outstanding Units of limited partnership interest as follows:  West Putnam Housing Investors, LLC - 47,211 Units, West Putnam Housing Investors II, LLC - 186,217 Units and West Putnam Housing Investors III, LLC - 16,607 Units.  The address of these entities is 340 Pemberwick Road, Greenwich, CT 06831.

As of December 31, 2011, affiliates of Real Estate Equity Partners L.P. own 228,286 Units, representing approximately 23.19% of the outstanding Units of limited partnership interest as follows:  AIMCO Bethesda Holdings Acquisitions, Inc. - 225,786 and Market Ventures, L.L.C. - 2,500.  The address of these entities is 4582 S. Ulster Street, Suite 1100, Denver, CO 80237.

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

The General Partners and their affiliates are entitled to receive certain compensation, fees and reimbursements of expenses.  Registrant incurred $98,437 in connection with investor services payable to an affiliate of certain General Partners for the years ended December 31, 2011 and 2010 and has continued to incur such expenses in 2012.  Information regarding such compensation is set forth under the heading "Compensation And Fees To General Partners And Affiliates" at pages 13 through 19 of the Prospectus, which is incorporated herein by reference.

The financial interests in Registrant of the General Partners and Special Limited Partner are set forth under the heading "Profits, Losses and Distributions" at pages 64 through 67 of the Prospectus, which is incorporated herein by reference.

Transactions with Affiliates of Management

Richman Property Services, Inc. ("RPS"), an affiliate of certain General Partners, was the managing agent of Carrollton in 2011 and 2010.  In connection with these services, RPS earned management and reporting fees of $126,874 and $120,843 in 2011 and 2010, respectively.  RPS has continued to earn management and reporting fees in 2012 as described in Note 7 to the audited consolidated financial statements of Registrant included under Item 8 hereto.

Indebtedness of Management

No officer or director of the General Partners or any affiliate of the foregoing was indebted to Registrant at any time during the fiscal years ended December 31, 2011 and 2010.

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

Corporate Governance

As discussed elsewhere in this Annual Report, Registrant does not have any directors, although as noted above Mr. Richman, Mr. Hussey and Mr. Krafnick serve on a committee that performs the functions of an audit committee on behalf of Registrant. Under NASDAQ Stock Market independence standards, Mr. Richman, Mr. Hussey and Mr. Krafnick would not be considered independent as they serve as officers of WRRC, a General Partner. Although Mr. Richman, Mr. Hussey and Mr. Krafnick are not independent under NASDAQ rules, Registrant believes that each exercises his judgment in the best interest of Registrant with respect to matters that would ordinarily be passed upon by an audit committee. Registrant is not a listed issuer whose securities are listed on a national securities exchange, or an inter-dealer quotation system which has requirements that a majority of the board of directors be independent, and Registrant is not required to have an audit committee which consists of independent directors and meets the other requirements of the Securities Exchange Act of 1934 and the rules promulgated thereunder.

Item 14.                Principal Accounting Fees and Services.

Registrant’s independent registered public accounting firm billed Registrant the following fees for professional services rendered in the years ended December 31, 2011 and 2010:

	2011	2010

Audit Fees	$ 23,900	$ 23,900
Audit-Related Fees	--	--
Tax Fees	$ 4,000	$ 4,000
All Other Fees	--	--

Audit fees consist of fees for the annual audit and review of Registrant’s interim consolidated financial statements and review of documents filed with the SEC.  Tax fees generally represent fees for annual tax return preparation.  There were no other accounting fees incurred by Registrant in 2011 and 2010.

The Audit Committee has adopted a set of pre-approval policies and procedures under which, pursuant to the requirements of the Sarbanes-Oxley Act of 2002, all audit and permitted non-audit services to be performed by Registrant’s independent registered public accounting firm require pre-approval by the Audit Committee.  The Audit Committee approved all 2011 and 2010 principal accounting fees and services.

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

(99.1)
Pages 13 through 19 of Registrant’s prospectus dated March 5, 1987 filed pursuant to Rule 424(b)(3) under the Securities Act of 1933, incorporated by reference to Form 10-K/A for the fiscal year ended December 31, 2010.

(99.2)
Pages 20 through 30 of Registrant’s prospectus dated March 5, 1987 filed pursuant to Rule 424(b)(3) under the Securities Act of 1933, incorporated by reference to Form 10-K/A for the fiscal year ended December 31, 2010.

(99.3)
Pages 30 through 36 of Registrant’s prospectus dated March 5, 1987 filed pursuant to Rule 424(b)(3) under the Securities Act of 1933, incorporated by reference to Form 10-K/A for the fiscal year ended December 31, 2010.

(99.4)
Pages 37 through 48 of Registrant’s prospectus dated March 5, 1987 filed pursuant to Rule 424(b)(3) under the Securities Act of 1933, incorporated by reference to Form 10-K/A for the fiscal year ended December 31, 2010.

(99.5)
Pages 64 through 67 of Registrant’s prospectus dated March 5, 1987 filed pursuant to Rule 424(b)(3) under the Securities Act of 1933, incorporated by reference to Form 10-K/A for the fiscal year ended December 31, 2010.

101.ins	XBRL Instance Document

101.sch	XBRL Taxonomy Extension Schema Document

101.cal	XBRL Taxonomy Extension Calculation Linkbase Document

101.def	XBRL Taxonomy Extension Definition Linkbase Document

101.lab	XBRL Taxonomy Extension Label Linkbase Document

101.pre	XBRL Taxonomy Extension Presentation Linkbase Document

**Filed herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized on the 30th day of March 2012.

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
Executive Vice President, Secretary, Treasurer and Director

	By:	/s/John E. Bezzant
John E. Bezzant
Director

CONSOLIDATED FINANCIAL STATEMENTS AND
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

SECURED INCOME L.P. AND SUBSIDIARY

DECEMBER 31, 2011, 2010 AND 2009

SECURED INCOME L.P. AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
Secured Income L.P.

We have audited the consolidated balance sheets of Secured Income L.P. and Subsidiary (the “Partnership”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, partners’ equity (deficit) and cash flows for the years ended December 31, 2011, 2010 and 2009.  These consolidated financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Secured Income L.P. and Subsidiary as of December 31, 2011 and 2010, and the results of their operations, changes in their partners’ equity (deficit) and their cash flows for the years ended December 31, 2011, 2010 and 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/ Reznick Group, P.C.

Sacramento, California
March 30, 2012

SECURED INCOME L.P. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2011 AND 2010

	2011	2010

ASSETS

Property and equipment, net of accumulated depreciation	$2,028,462	$2,368,956
Cash and cash equivalents	656,848	649,843
Mortgage escrow deposits	353,217	299,482
Replacement reserve	479,000	506,898
Investment in bond		101,238
Tenant security deposits	77,274	42,462
Interest and accounts receivable		2,341
Prepaid expenses	185,092	219,111
Intangible assets, net of accumulated amortization	238,447	260,162

	$4,018,340	$4,450,493

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

Mortgage payable	$7,505,493	$7,770,499
Accounts payable and accrued expenses	370,240	105,140
Tenant security deposits payable	76,411	40,473
Due to affiliates	18,382	18,678

	7,970,526	7,934,790

Commitments and contingencies

Partners' equity (deficit)

Limited partners (984,369 units issued and outstanding)	203,692	598,301
General partners	(3,932,970)	(3,904,126)
Noncontrolling interest	(222,908)	(181,953)
Accumulated other comprehensive income		3,481

	(3,952,186)	(3,484,297)

	$4,018,340	$4,450,493

See notes to consolidated financial statements.

SECURED INCOME L.P. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

	2011	2010	2009

REVENUE

Rental	$2,751,222	$2,625,209	$2,459,141
Interest	3,645	5,818	3,494
Other	61,068	49,367	64,866

TOTAL REVENUE	2,815,935	2,680,394	2,527,501

EXPENSES

Administration and management	969,721	509,545	517,082
Operating and maintenance	554,849	515,154	506,891
Taxes and insurance	473,638	485,284	466,360
Financial	464,778	523,886	538,440
Depreciation and amortization	449,417	437,759	424,331

TOTAL EXPENSES	2,912,403	2,471,628	2,453,104

NET INCOME (LOSS)	(96,468)	208,766	74,397

Other comprehensive income		3,481
Reclassification of unrealized gain on investment in bond	(3,481)

COMPREHENSIVE INCOME (LOSS)	$(99,949)	$212,247	$74,397

NET INCOME (LOSS) ATTRIBUTABLE TO

General partners	$(996)	$2,022	$693
Limited partners	(98,638)	200,173	68,573
Noncontrolling interest	3,166	6,571	5,131

	$(96,468)	$208,766	$74,397

NET INCOME (LOSS) ALLOCATED PER UNIT OF LIMITED PARTNERSHIP INTEREST	$(.10)	$.20	$.07

Weighted number of units outstanding	984,369	984,369	984,369

See notes to consolidated financial statements.

SECURED INCOME L.P. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

					Accumulated
					other
		Limited	General	Noncontrolling	comprehensive
	Total	partners	partners	interest	income

Partners' equity (deficit), December 31, 2008	$(2,616,005)	$1,159,468	$(3,769,472)	$(6,001)	$

Distributions to partners	(830,059)	(534,943)	(109,531)	(185,585)

Net income	74,397	68,573	693	5,131

Partners' equity (deficit), December 31, 2009	(3,371,667)	693,098	(3,878,310)	(186,455)

Distributions to partners	(324,877)	(294,970)	(27,838)	(2,069)

Net income	208,766	200,173	2,022	6,571

Accumulated other comprehensive income	3,481				3,481

Partners' equity (deficit), December 31, 2010	(3,484,297)	598,301	(3,904,126)	(181,953)	3,481

Distributions to partners	(367,940)	(295,971)	(27,848)	(44,121)

Net income (loss)	(96,468)	(98,638)	(996)	3,166

Reclassification of unrealized gain on investment in bond	(3,481)				(3,481)

Partners' equity (deficit), December 31, 2011	$(3,952,186)	$203,692	$(3,932,970)	$(222,908)	$--

See notes to consolidated financial statements.

SECURED INCOME L.P. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

	2011	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(96,468)	$208,766	$74,397

Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization expense	449,417	437,759	424,331
Increase in mortgage escrow deposits	(53,735)	(44,746)	(12,706)
Amortization of premium on investment in bond	1,843	1,433
Loss on redemption of investment in bond	4,914
Accrued interest at date of investment in bond		1,750
Decrease (increase) in tenant security deposits	(34,812)	20,560	131,588
Decrease (increase) in interest and accounts receivable	2,341	(2,341)	3,662
Decrease (increase) in prepaid expenses	34,019	(4,310)	(24,770)
Increase in accounts payable and accrued expenses	265,100	3,367	10,213
Increase (decrease) in tenant security deposits payable	35,938	(11,643)	(67,106)
Increase (decrease) in due to affiliates	(296)	313

Net cash provided by operating activities	608,261	610,908	539,609

CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds from redemption of investment in bond	91,000
Withdrawals from replacement reserve	66,851	36,540	150
Deposits to replacement reserve	(38,953)	(39,294)	(40,368)
Investment in bond		(100,940)
Acquisition of property and equipment	(87,208)	(80,861)	(132,684)

Net cash provided by (used in) investing activities	31,690	(184,555)	(172,902)

CASH FLOWS FROM FINANCING ACTIVITIES

Mortgage principal payments	(265,006)	(249,281)	(234,589)
Distributions to noncontrolling interest	(44,121)	(2,069)	(185,585)
Distributions to partners	(323,819)	(322,808)	(644,474)

Net cash used in financing activities	(632,946)	(574,158)	(1,064,648)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,005	(147,805)	(697,941)

Cash and cash equivalents at beginning of year	649,843	797,648	1,495,589

CASH AND CASH EQUIVALENTS AT END OF YEAR	$656,848	$649,843	$797,648

(Continued)

SECURED INCOME L.P. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

	2011	2010	2009

SIGNIFICANT NONCASH INVESTING AND FINANCING ACTIVITIES

Reclassification of unrealized gain on investment in bond	$(3,481)

Unrealized gain on investment in bond		$3,481

SUPPLEMENTAL INFORMATION

Financial expenses paid	$465,866	$524,919	$540,540

See notes to consolidated financial statements.

SECURED INCOME L.P. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011, 2010 AND 2009

Note 1 - Organization and Summary of Significant Accounting Policies

Secured Income L.P. (the "Partnership"), was formed on October 10, 1986 under the Revised Uniform Limited Partnership Act of the State of Delaware for the purpose of acquiring real estate limited partner interests.  The Partnership filed a Form S-11 registration statement with the Securities and Exchange Commission effective March 5, 1987 covering an offering of up to 2,500,000 limited partnership units (the “Units”) at $20 per Unit.  The admission of limited partners (the “Limited Partners”) occurred on October 9, 1987, December 18, 1987 and April 12, 1988.

Carrollton X Associates Limited Partnership ("Carrollton") was organized under the laws of the District of Columbia on December 18, 1985 for the purpose of constructing and operating a residential rental apartment complex and related facilities under Section 221(d) 4 of the National Housing Act.  The Partnership acquired a 98.9% limited partner interest in Carrollton in October 1987.  Fieldpointe Apartments (the “Complex”) consists of 252 apartment units located in Frederick, Maryland.

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

Property, Equipment and Depreciation

Land, buildings and improvements are carried at the lower of cost or net realizable value.  Net realizable value represents a multiple of the net cash flow necessary to recover costs exclusive of debt service.  Depreciation is provided for in amounts sufficient to relate the cost of buildings and improvements to operations over their estimated service lives by use of the straight-line method over a 25-year life.  Personal property is carried at cost and is being depreciated over its estimated service life of 7 years using the straight-line method.  Improvements are capitalized, while expenditures for maintenance and repairs are charged to expense as incurred.  Upon disposal of depreciable property, the appropriate property accounts are reduced by the related costs and accumulated depreciation and the resulting gains or losses are reflected in the consolidated statements of operations.

Impairment of Long-Lived Assets

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360; Subtopic 10, long-lived assets, primarily property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable.  For long-lived assets, the Partnership recognizes an impairment loss only if its carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss based on the difference between the carrying amount and estimated fair value.  No such adjustment for impairment losses has been required during the three year period ended December 31, 2011.

SECURED INCOME L.P. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2011, 2010 AND 2009

Note 1 - Organization and Summary of Significant Accounting Policies (Continued)

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

Investment in Bond

Investment in bond was classified as available-for-sale and represented an investment that the Partnership intended to hold for an indefinite period of time but not necessarily to maturity.  Any decision to sell such investment would have been based on various factors, including significant movements in interest rates and liquidity needs.  Investment in bond was carried at estimated fair value and unrealized gains or losses are included as items of comprehensive income (loss) and are reported as a separate component of partners’ equity (deficit).

The premium on investment in bond was amortized using the effective yield method over the duration of the Partnership’s investment.  The amortized premium offsets interest revenue.  Realized gain (loss) on redemption or sale of investment in bond is included in, or offset against, interest revenue on the basis of the adjusted cost of the investment at the date of redemption or sale.

Accounts Receivable and Bad Debts

Tenant receivables are charged to bad debt expense when they are determined to be uncollectible based upon a monthly review of the accounts by management.  Accounting principles generally accepted in the United States of America (“GAAP”) require that the allowance method be used to recognize bad debts; however, the effect of using the direct write-off method is not materially different from the results that would have been obtained under the allowance method.

Intangible Assets and Amortization

Mortgage costs are amortized over the term of the loan using the straight-line method.  GAAP requires that the effective yield method be used to amortize such costs; however, the effect of using the straight-line method is not materially different from the results that would have been obtained under the effective yield method.  Acquisition fees are amortized over twenty-five years using the straight-line method. Estimated amortization expense for each of the next five years following December 31, 2011 is as follows: 2012 - $21,715; 2013 - $15,471; 2014 - $15,471; 2015 - $15,471; and 2016 - $15,471.

SECURED INCOME L.P. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2011, 2010 AND 2009

Note 1 - Organization and Summary of Significant Accounting Policies (Continued)

Rental Revenue

Rental revenue is recognized as rentals become due.  Rental payments received in advance are deferred until earned. All leases between Carrollton and the tenants of the Complex are operating leases.

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

Net Income (Loss) per Unit of Limited Partnership Interest

Net income (loss) per Unit of limited partnership interest is calculated based upon the weighted average number of Units outstanding, 984,369 for each of the years 2011, 2010 and 2009.  Losses are allocated to the Limited Partners until such time as the Limited Partners' equity reaches zero as a result of loss allocations, after which all losses are allocated to the general partners of the Partnership (the “General Partners”).

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

Reclassifications

Certain prior year balances have been reclassified to conform to the current year presentation.

Recent Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, “Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”), amending ASC Topic 820 to increase disclosure requirements regarding recurring and nonrecurring fair value measurements.  The Partnership adopted ASU 2010-06 for the year ended December 31, 2010, except for the disclosures about activity in Level 3 fair value measurements which became effective for the Partnership’s fiscal year beginning January 1, 2011.  The full adoption of ASC Topic 820 on January 1, 2011 did not have a material impact on the Partnership’s consolidated financial statements.

SECURED INCOME L.P. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2011, 2010 AND 2009

Note 2 - Cash and Cash Equivalents

As of December 31, 2011, the Partnership and Carrollton have cash and cash equivalents of $656,848.  Of such amount, $655,346 is held in accounts at three financial institutions, including both the Partnership and Carrollton, in which all non-interest bearing transaction accounts are fully insured by the Federal Deposit Insurance Corporation (“FDIC”) and the aggregate amount of all other accounts at each institution is insured up to $250,000 by the FDIC. Of such amount, $654,156 is FDIC insured as of December 31, 2011. The remaining $1,502 is held in an account at a financial institution in which such amount is invested in a portfolio of securities that are direct obligations of the U.S. Treasury and are backed by the full faith and credit of the United States of America.

Note 3 - Investment in Bond

The Partnership carried its investment in bond as available-for-sale because such investment was used to facilitate and provide flexibility for its obligations.  Investment in bond was reflected in the accompanying consolidated balance sheet as of December 31, 2010 at estimated fair value and was classified within Level 1 of the fair value hierarchy of the guidance on Fair Value Measurements (see Note 1).  The bond was called during 2011; accordingly, there is no accumulated other comprehensive income or loss associated with the Partnership’s investment in bond in the accompanying consolidated balance sheet as of December 31, 2011. The unrealized gain on investment in bond as of December 31, 2010 is reflected as a reclassification adjustment to accumulated other comprehensive income and other comprehensive income in the accompanying consolidated financial statements as of and for the year ended December 31, 2011. The Partnership’s cumulative annualized return on the bond for the sixteen month holding period totaled approximately 2.94%.

As of December 31, 2010, certain information concerning investment in bond is as follows:

Description and maturity	Amortized cost	Gross unrealized gain	Gross unrealized loss	Estimated fair value

Corporate debt security
Called in 2011 (see above)	$97,757	$3,481	$--	$101,238

Note 4 - Property and Equipment

Property and equipment as of December 31, 2011 and 2010 is summarized as follows:

	2011	2010

Land	$1,226,061	$1,226,061
Buildings and improvements	9,916,320	9,909,588
Furniture and equipment	1,413,238	1,332,762

	12,555,619	12,468,411
Less accumulated depreciation	10,527,157	10,099,455

	$2,028,462	$2,368,956

Depreciation expense for the years ended December 31, 2011, 2010 and 2009 was $427,702, $416,044 and $402,616, respectively.

SECURED INCOME L.P. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2011, 2010 AND 2009

Note 5 - Intangible Assets

Intangible assets as of December 31, 2011 and 2010 is summarized as follows:

	2011	2010

Acquisition fees	$156,100	$156,100
Mortgage costs	624,486	624,486

	780,586	780,586
Less accumulated amortization	542,139	520,424

	$238,447	$260,162

Amortization expense for each of the years ended December 31, 2011, 2010 and 2009 was $21,715.

Note 6 - Mortgage Payable

Carrollton is obligated under the terms of a note in the original amount of $10,494,100, which note was financed through tax exempt revenue bonds issued by the City of Frederick, Maryland and is insured by the Federal Housing Administration (“FHA”), an organizational unit within the United States Department of Housing and Urban Development (“HUD”), pursuant to Section 221(d)(4) of the National Housing Act of 1934, as amended.  The note bears interest at 6.09% per year with monthly payments of principal and interest of $60,900 due through maturity in February 2028, on which date the note will be fully amortized.  The note is collateralized by a first mortgage lien on the property plus amounts on deposit with the lender.  Pursuant to agreements, Carrollton is required to make monthly escrow deposits for taxes, insurance and replacement of project assets, and is subject to restrictions as to operating policies, rental charges, operating expenditures and distributions to partners.  Amounts on deposit with the lender are reflected as mortgage escrow deposits and replacement reserve in the accompanying consolidated balance sheets.  The balance of the mortgage payable as of December 31, 2011 and 2010 is $7,505,493 and $7,770,499, respectively.

Aggregate annual maturities of the mortgage for each of the next five years and thereafter are as follows:

2012	$281,483
2013	299,113
2014	317,845
2015	337,752
2016	358,905
Thereafter	5,910,395

$7,505,493

Note 7 - Transactions with Affiliates

The management agent for Carrollton is an affiliate of two of the General Partners and one of Carrollton’s general partners.  The management agent is entitled to property management fees equal to 4% of residential income collected. In addition, the management agent is entitled to a reporting fee of $5 per apartment unit per month for bookkeeping and reporting services.  The maximum annual management and reporting fees may not exceed 5% of gross collections.  Such fees of $126,874, $120,843 and $114,616 were charged to operations for the years ended December 31, 2011, 2010 and 2009, respectively.  Accrued management fees of $17 and $313 are included in due to affiliates in the accompanying consolidated balance sheets as of December 31, 2011 and 2010, respectively.

SECURED INCOME L.P. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2011, 2010 AND 2009

Note 7 - Transactions with Affiliates (Continued)

An affiliate of two of the General Partners and one of Carrollton’s general partners provides investor services for which it receives an amount equal to .5% of the gross proceeds from the offering of Partnership Units; the Partnership incurred $98,437 for each of the three years ended December 31, 2011.  Accrued investor service fees of $18,365 as of December 31, 2011 and 2010 are included in due to affiliates in the accompanying consolidated balance sheets.

Note 8 - Partners' Equity (Deficit)

Partnership Allocation

Profits and losses of the Partnership are allocated 1% and 99% to the General Partners and Limited Partners, respectively, until such time as the Limited Partners' capital reaches zero as a result of loss allocations, after which all losses are allocated to the General Partners.

Partnership Distributions

In accordance with the respective partnership agreements, to the extent that Carrollton and Columbia generated net operating cash flow in any year at a level sufficient, when distributed to the Partnership, to enable the Partnership to satisfy the allocable portion of the Limited Partners' 8% preferred return for such year without utilizing amounts generated from guaranteed investment contracts (the last of which matured in January 1998), the excess amounts generated from the guaranteed investment contracts would be paid or distributed to the general partners of Carrollton and/or Columbia, whichever generated such level of operating cash flow.  No such excess distributions were generated during the terms of the guaranteed investment contracts.  The distributions in connection with the sale of The Westmont included a full return of the Limited Partners’ invested capital, originally $20.00 per Unit. An additional distribution made on April 4, 2007 resulted in the Limited Partners being paid at an annualized rate of 8% through August 4, 2006, the date the Limited Partners received the return of their invested capital.  The Partnership made distributions in the amount of approximately $0.25 per Unit on May 16, 2011 to Unit holders of record as of March 31, 2011 and on March 31, 2010 to Unit holders of record as of December 31, 2009 and $0.50 per Unit on July 21, 2009 to Unit holders of record as of June 30, 2009 and on July 25, 2008 to Unit holders of record as of June 30, 2008.  The distributions to the Limited Partners reflected in the accompanying consolidated financial statements as of and for the years ended December 31, 2011, 2010 and 2009 include withholding taxes paid by the Partnership to the State of Maryland on behalf of the Limited Partners of approximately $.05 per Unit, $.05 per Unit and $.04 per Unit, respectively.  The distributions reflected in the accompanying consolidated financial statements include distributions by the Partnership to the General Partners and by Carrollton to its general partners.

Note 9 - Commitments and Contingencies

Litigation

In December 2010, The Equal Rights Center (“ERC” or “Plaintiff”) filed a Complaint (the “Initial Complaint”) against Carrollton, Carrollton’s management agent, and two individual leasing agents (collectively, the “Defendants”), alleging that the Defendants had “engaged in a pattern and practice of discrimination on the basis of national origin in violation of the Fair Housing Act”.  The allegations of the Plaintiff were based on a sampling of three tester applicants sent to the Complex in 2009, notwithstanding the fact that each of the tester applicants was offered an application to rent an apartment at the Complex but never followed through with the Complex. The Initial Complaint was not based on any individual complaint by any actual real tenant or prospective real tenant. Plaintiff sought to obtain injunctive relief and damages to ERC.  The Defendants were successful in obtaining a dismissal of the Initial Complaint. In February 2011, ERC recast the Initial Complaint and filed a second complaint (the “Second Complaint”) basically making the same allegations as in the Initial Complaint. Defendants timely answered the Second Complaint and denied all of ERC’s allegations. The parties are currently engaged in discovery, and the Defendants are vigorously defending the lawsuit and are preparing to move for summary judgment. The Defendants are optimistic that they will prevail in the lawsuit. However, notwithstanding the foregoing, Carrollton has already incurred significant legal expenses as a result of this matter and anticipates incurring additional legal expenses in the future. Accordingly, an estimate of the ultimate loss or ultimate range of loss cannot be made at this time.

SECURED INCOME L.P. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2011, 2010 AND 2009

Note 9 - Commitments and Contingencies (Continued)

Lender Restrictions and Requirements

Carrollton is subject to various financing requirements and restrictions, including (i) the rental of not less than 20% of the dwelling units to individuals or families who qualify as low or moderate income tenants; (ii) restrictions on the sale of the Complex; and (iii) restrictions on the amount of cash flow which may be distributed to its partners.

Business Concentrations

Carrollton’s principal asset is a 252-unit apartment complex.  Carrollton’s operations are concentrated in the multifamily rental real estate market and it operates in a heavily regulated environment. The operations of Carrollton are subject to the administrative directives, rules and regulations of federal agencies, including, but not limited to, HUD.  Such administrative directives, rules and regulations are subject to change by an act of Congress or an administrative change mandated by HUD.  Such changes may occur with little notice or inadequate funding to pay for the related cost, including the additional administrative burden, to comply with a change.

Note 10 - Fair Value of Financial Instruments

The estimated fair value of amounts has been determined using available market information, assumptions, estimates and valuation methodologies.

Cash and Cash Equivalents, Mortgage Escrow Deposits, Replacement Reserve and Tenant Security Deposits

The carrying amount approximates fair value.

Interest and Accounts Receivable

The carrying amount approximates fair value due to the short-term nature of the receivable.

The estimated fair values of the Partnership’s other financial instruments as of December 31, 2011 and 2010 are disclosed elsewhere in the notes to the consolidated financial statements.

Note 11 - Reconciliation of Consolidated Financial Statement Income (Loss) to Taxable Income

A reconciliation of the consolidated financial statement net income (loss) of the Partnership and Carrollton to the income tax income of the Partnership for the years ended December 31, 2011, 2010 and 2009 is as follows:

	2011	2010	2009

Consolidated financial statement net income (loss)	$(96,468)	$208,766	$74,397

Excess depreciation for financial reporting purposes due to purchase accounting treatment, net of excess tax depreciation resulting from a step-up in basis	278,169	273,559	279,050

Nondeductible expenses	1,293	--	--

Deferred revenue	(1,685)	(1,621)	3,562

Amounts allocated to noncontrolling interest and other	(6,878)	190	(43,708)

Partnership tax return income	$174,431	$480,894	$313,301