Form 10-Q
period 2012-03-31
SECURED INCOME L P
filed 2012-05-14
CIK 804217

SECURITIES AND EXCHANGE COMMISSION
Washington, DC
_________________________

FORM 10-Q

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes    X     No ___

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).  Yes    X     No ___

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer        Accelerated Filer        Non-Accelerated Filer         Smaller Reporting Company   X

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes       No   X

As of May 14, 2012, there are 984,369 units of limited partnership interest outstanding.

SECURED INCOME L.P. AND SUBSIDIARY

Part I - Financial Information.

SECURED INCOME L.P. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2012	2011

ASSETS

Property and equipment, net of accumulated depreciation	$1,933,794	$2,028,462
Cash and cash equivalents	532,323	656,848
Mortgage escrow deposits	395,940	353,217
Replacement reserve	413,793	479,000
Tenant security deposits	88,035	77,274
Prepaid expenses	111,656	185,092
Intangible assets, net of accumulated amortization	233,019	238,447

	$3,708,560	$4,018,340

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

Mortgage payable	$7,436,718	$7,505,493
Accounts payable and accrued expenses	293,556	370,240
Tenant security deposits payable	87,434	76,411
Due to affiliates	42,248	18,382

	7,859,956	7,970,526

Commitments and contingencies

Partners' equity (deficit)

Limited partners (984,369 units issued and outstanding)	7,737	203,692
General partners	(3,934,949)	(3,932,970)
Noncontrolling interest	(224,184)	(222,908)

	(4,151,396)	(3,952,186)

	$3,708,560	$4,018,340

See notes to consolidated financial statements.

SECURED INCOME L.P. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2012 AND 2011
(Unaudited)

	2012		2011

REVENUE

Rental		$708,563	$677,153
Interest		594	2,485

TOTAL REVENUE		709,157	679,638

EXPENSES

Administration and management		445,941	126,037
Operating and maintenance		127,290	128,131
Taxes and insurance		110,522	126,630
Financial		124,518	128,827
Depreciation and amortization		100,096	110,881

TOTAL EXPENSES		908,367	620,506

NET INCOME (LOSS)		(199,210)	59,132

Other comprehensive loss			(751)

COMPREHENSIVE INCOME (LOSS)		$(199,210)	$58,381

NET INCOME (LOSS) ATTRIBUTABLE TO

General partners		$(1,979)	$574
Limited partners		(195,955)	56,834
Noncontrolling interest		(1,276)	1,724

		$(199,210)	$59,132

NET INCOME (LOSS) ALLOCATED PER UNIT OF LIMITED PARTNERSHIP INTEREST	$	.(20)	$.06

Weighted number of units outstanding		984,369	984,369

See notes to consolidated financial statements.

SECURED INCOME L.P. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2012 AND 2011
(Unaudited)

	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(199,210)	$59,132

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization expense	100,096	110,881
Increase in mortgage escrow deposits	(42,723)	(80,749)
Amortization of premium on investment in bond		614
Increase in tenant security deposits	(10,761)	(7,063)
Decrease in interest and accounts receivable		2,218
Decrease in prepaid expenses	73,436	80,724
Decrease in accounts payable and accrued expenses	(76,684)	(2,204)
Increase in tenant security deposits payable	11,023	7,441
Increase (decrease) in due to affiliates	23,866	(10,238)

Net cash provided by (used in) operating activities	(120,957)	160,756

CASH FLOWS FROM INVESTING ACTIVITIES

Deposits to replacement reserve	(9,668)	(9,639)
Withdrawals from replacement reserve	74,875

Net cash provided by (used in) investing activities	65,207	(9,639)

CASH FLOWS FROM FINANCING ACTIVITIES

Mortgage principal payments	(68,775)	(64,722)
Distributions to noncontrolling interest		(44,122)

Net cash used in financing activities	(68,775)	(108,844)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(124,525)	42,273

Cash and cash equivalents at beginning of period	656,848	649,843

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$532,323	$692,116

SIGNIFICANT NONCASH INVESTING AND FINANCING ACTIVITIES

Unrealized loss on investment in bond		$(751)

SUPPLEMENTAL INFORMATION

Financial expenses paid	$147,281	$160,353

See notes to consolidated financial statements.

SECURED INCOME L.P. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012
(Unaudited)

1.     Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information.  They do not include all information and footnotes required by GAAP for complete financial statements.  The results of operations are impacted significantly by the results of operations of Carrollton X Associates Limited Partnership (“Carrollton”), which are provided on an unaudited basis during interim periods. Accordingly, the accompanying unaudited consolidated financial statements are dependent on such unaudited information.  In the opinion of the General Partners of the Partnership, the accompanying unaudited consolidated financial statements include all adjustments necessary to reflect fairly the results of operations and cash flows for the interim periods presented.  All adjustments are of a normal recurring nature.  The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the entire year.

Certain prior period balances have been reclassified to conform to the current period presentation.

2.     Commitments and Contingencies

In December 2010, The Equal Rights Center (“ERC” or “Plaintiff”) filed a Complaint (the “Initial Complaint”) against Carrollton, Carrollton’s management agent, and two individual leasing agents (collectively, the “Defendants”), alleging that the Defendants had “engaged in a pattern and practice of discrimination on the basis of national origin in violation of the Fair Housing Act.”  The allegations of the Plaintiff were based on a sampling of three tester applicants sent to Fieldpointe, the operating complex owned by Carrollton (the “Complex”), in 2009, notwithstanding the fact that each of the tester applicants was offered an application to rent an apartment at the Complex but never followed through with the Complex. The Initial Complaint was not based on any individual complaint by any actual real tenant or prospective real tenant. Plaintiff sought to obtain injunctive relief and damages to ERC.  The Defendants were successful in obtaining a dismissal of the Initial Complaint. In February 2011, ERC recast the Initial Complaint and filed a second complaint (the “Second Complaint”) basically making the same allegations as in the Initial Complaint. Defendants timely answered the Second Complaint and denied all of ERC’s allegations. The parties are currently engaged in discovery, and the Defendants are vigorously defending the lawsuit and are preparing to move for summary judgment. The Defendants are optimistic that they will prevail in the lawsuit. However, notwithstanding the foregoing, Carrollton has already incurred significant legal expenses as a result of this matter and anticipates incurring additional legal expenses in the future. Accordingly, an estimate of the ultimate loss or ultimate range of loss cannot be made at this time.

3.     Additional Information

Additional information, including the audited December 31, 2011 Consolidated Financial Statements and the Organization and Summary of Significant Accounting Policies, is included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2011 on file with the Securities and Exchange Commission.

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

Registrant’s ability to make future distributions to its partners, and the amount and timing of such distributions, if any, will depend on Carrollton’s cash flow and reserve levels, among other things.  Accordingly, there can be no certainty as to the payment of future distributions or the amount and timing thereof.

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

In December 2010, The Equal Rights Center (“ERC” or “Plaintiff”) filed a Complaint (the “Initial Complaint”) against Carrollton, Carrollton’s management agent and two individual leasing agents (collectively, the “Defendants”), alleging that the Defendants had “engaged in a pattern and practice of discrimination on the basis of national origin in violation of the Fair Housing Act.”  The allegations of the Plaintiff were based on a sampling of three tester applicants sent to the Complex in 2009, notwithstanding the fact that each of the tester applicants was offered an application to rent an apartment at the Complex but never followed through with the Complex. The Initial Complaint was not based on any individual complaint by any actual real tenant or prospective real tenant. Plaintiff sought to obtain injunctive relief and damages to ERC.  The Defendants were successful in obtaining a dismissal of the Initial Complaint. In February 2011, ERC recast the Initial Complaint and filed a second complaint (the “Second Complaint”) basically making the same allegations as in the Initial Complaint. Defendants timely answered the Second Complaint and denied all of ERC’s allegations. The parties are currently engaged in discovery, and the Defendants are vigorously defending the lawsuit and are preparing to move for summary judgment. The Defendants are optimistic that they will prevail in the lawsuit. However, notwithstanding the foregoing, Carrollton has already incurred significant legal expenses as a result of this matter and anticipates incurring additional legal expenses in the future. Accordingly, an estimate of the ultimate loss or ultimate range of loss cannot be made at this time.

SECURED INCOME L.P. AND SUBSIDIARY

Item 2.                 Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

Results of Operations

Registrant’s cash and cash equivalents decreased by approximately $125,000 during the three months ended March 31, 2012, primarily resulting from the payment of legal fees incurred in connection with the litigation discussed above under Liquidity and Capital Resources. Property and equipment decreased as a result of depreciation expense.  Mortgage escrow deposits increased while prepaid expenses and accounts payable and accrued expenses decreased in the ordinary course of operations.  Replacement reserve decreased primarily as a result of a withdrawal received during the period for certain capital expenditures made during the year ended December 31, 2011. Mortgage payable decreased as a result of principal payments on Carrollton’s mortgage.

The discussion below refers primarily to the operations of Carrollton and not to that of Registrant as a whole.

Three Months Ended March 31, 2012

During the three months ended March 31, 2012, Carrollton's operations resulted in a net loss of approximately $168,000, which includes financial expenses and depreciation and amortization of approximately $124,000 and approximately $99,000, respectively.  Accordingly, Carrollton generated income from operating activities prior to financial expenses and depreciation and amortization of approximately $55,000.  Mortgage principal payments during the period were approximately $69,000.  After considering the mandatory mortgage principal payments and required deposits net of withdrawals to mortgage escrows and the replacement reserve, among other things, Carrollton’s operations resulted in negative cash flow of approximately $68,000 during the three months ended March 31, 2012.

Registrant’s results of operations as a whole for the three months ended March 31, 2012 reflect a decline as compared to the three months ended March 31, 2011 primarily as a result of legal fees incurred by Carrollton in connection with the litigation discussed above under Liquidity and Capital Resources, partially offset by an increase in rental revenue resulting from an increase in market rental rates.

As of March 31, 2012, the occupancy of the Complex was approximately 99%.  In the event a sale of the Complex does not take place, the future operating results of Carrollton will be extremely dependent on market conditions and therefore may be subject to significant volatility.

Three Months Ended March 31, 2011

During the three months ended March 31, 2011, Carrollton's operations resulted in net income of approximately $90,000, which includes financial expenses and depreciation and amortization of approximately $129,000 and approximately $109,000, respectively.  Accordingly, Carrollton generated income from operating activities prior to financial expenses and depreciation and amortization of approximately $328,000.  Mortgage principal payments during the period were approximately $65,000.  After considering the mandatory mortgage principal payments and required deposits net of withdrawals to mortgage escrows and the replacement reserve, among other things, Carrollton generated cash flow of approximately $130,000 during the three months ended March 31, 2011.  As of March 31, 2011, the occupancy of the Complex was approximately 100%.

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

Registrant records its real estate assets at cost less accumulated depreciation and, if there are indications that impairment exists, adjusts the carrying value of those assets in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360; Subtopic 10.  In accordance with ASC Topic 360; Subtopic 10, long-lived assets, primarily property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable.  Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable.  For long-lived assets, Registrant recognizes an impairment loss only if its carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss based on the difference between the carrying amount and estimated fair value.  No such adjustment for impairment loss is required as of March 31, 2012.

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

Registrant has carried out an evaluation, under the supervision and the participation of its management, including the Chief Executive Officer and Chief Financial Officer of Wilder Richman Resources Corporation (“WRRC”), one of Registrant’s general partners, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of the three months ended March 31, 2012. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of WRRC concluded that Registrant’s disclosure controls and procedures were effective as of March 31, 2012.

There were no changes in Registrant’s internal control over financial reporting during the three months ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, Registrant’s internal control over financial reporting.

SECURED INCOME L.P. AND SUBSIDIARY

Part II - Other Information.

Item 1.                  Legal Proceedings.

                              See Item 2 of Part I regarding litigation involving Carrollton X Associates Limited Partnership.

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

Item 4.                  Mine Safety Disclosures.

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

                              Exhibit 31.1 - Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
                              Exhibit 31.2 - Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
                              Exhibit 32.1 - Section 1350 Certification of Chief Executive Officer.
                              Exhibit 32.2 - Section 1350 Certification of Chief Financial Officer.
                              Exhibit 101.ins - XBRL Instance.
                              Exhibit 101.xsd - XBRL Schema.
                              Exhibit 101.cal - XBRL Calculation.
                              Exhibit 101.def - XBRL Definition.
                              Exhibit 101.lab - XBRL Label.
                              Exhibit 101.pre - XBRL Presentation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 14th day of May 2012.

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