Form 10-Q
period 2012-06-30
SECURED INCOME L P
filed 2012-08-09
CIK 804217

SECURITIES AND EXCHANGE COMMISSION
Washington, DC
_________________________

FORM 10-Q

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012

OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                    to  _______

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
Yes    X     No  _______

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

As of August 9, 2012, there are 984,369 units of limited partnership interest outstanding.

SECURED INCOME L.P. AND SUBSIDIARY

Part I - Financial Information.

SECURED INCOME L.P. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2012	2011

ASSETS

Property and equipment, net of accumulated depreciation	$1,839,125	$2,028,462
Cash and cash equivalents	426,925	656,848
Mortgage escrow deposits	381,611	353,217
Replacement reserve	423,533	479,000
Tenant security deposits	93,747	77,274
Prepaid expenses	130,146	185,092
Intangible assets, net of accumulated amortization	227,591	238,447

	$3,522,678	$4,018,340

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

Mortgage payable	$7,366,889	$7,505,493
Accounts payable and accrued expenses	202,469	370,240
Tenant security deposits payable	92,588	76,411
Due to affiliates	9,183	18,382

	7,671,129	7,970,526

Commitments and contingencies

Partners' equity (deficit)

Limited partners (984,369 units issued and outstanding)	11,282	203,692
General partners	(3,934,914)	(3,932,970)
Noncontrolling interest	(224,819)	(222,908)

	(4,148,451)	(3,952,186)

	$3,522,678	$4,018,340

See notes to consolidated financial statements.

SECURED INCOME L.P. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2012 AND 2011
(Unaudited)

	Three Months	Six Months	Three Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2012	June 30, 2012	June 30, 2011	June 30, 2011
REVENUE

Rental	$719,347	$1,427,910	$707,130	$1,384,283
Interest	440	1,034	2,723	5,208

TOTAL REVENUE	719,787	1,428,944	709,853	1,389,491

EXPENSES

Administration and management	244,681	690,622	209,056	335,093
Operating and maintenance	137,524	264,814	150,342	278,473
Taxes and insurance	111,668	222,190	126,591	253,221
Financial	121,212	245,730	127,582	256,409
Depreciation and amortization	100,097	200,193	110,883	221,764

TOTAL EXPENSES	715,182	1,623,549	724,454	1,344,960

NET INCOME (LOSS)	4,605	(194,605)	(14,601)	44,531

Other comprehensive loss			(3,254)	(4,005)

COMPREHENSIVE INCOME (LOSS)	$4,605	$(194,605)	$(17,855)	$40,526

NET INCOME (LOSS) ATTRIBUTABLE TO

General partners	$35	$(1,944)	$(155)	$419
Limited partners	3,545	(192,410)	(15,389)	41,445
Noncontrolling interest	1,025	(251)	943	2,667

	$4,605	$(194,605)	$(14,601)	$44,531

NET INCOME (LOSS) ALLOCATED PER UNIT OF LIMITED PARTNERSHIP INTEREST (984,369 units of limited partnership interest)	$.00	$(.20)	$(.02)	$.04

See notes to consolidated financial statements.

SECURED INCOME L.P. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2012 AND 2011
(Unaudited)

	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(194,605)	$44,531

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization expense	200,193	221,764
Increase in mortgage escrow deposits	(28,394)	(119,594)
Amortization of premium on investment in bond		1,228
Increase in tenant security deposits	(16,473)	(16,051)
Decrease in interest and accounts receivable		24
Decrease in prepaid expenses	54,946	70,052
Increase (decrease) in accounts payable and accrued expenses	(167,771)	15,445
Increase in tenant security deposits payable	16,177	16,763
Increase (decrease) in due to affiliates	(9,199)	2,552

Net cash provided by (used in) operating activities	(145,126)	236,714

CASH FLOWS FROM INVESTING ACTIVITIES

Deposits to replacement reserve	(19,500)	(19,570)
Withdrawals from replacement reserve	74,967	66,851

Net cash provided by investing activities	55,467	47,281

CASH FLOWS FROM FINANCING ACTIVITIES

Mortgage principal payments	(138,604)	(130,435)
Distributions to partners		(273,436)
Distributions to noncontrolling interest	(1,660)	(44,122)

Net cash used in financing activities	(140,264)	(447,993)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(229,923)	(163,998)

Cash and cash equivalents at beginning of period	656,848	649,843

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$426,925	$485,845

SIGNIFICANT NONCASH INVESTING AND FINANCING ACTIVITIES

Unrealized loss on investment in bond		$4,005

SUPPLEMENTAL INFORMATION

Financial expenses paid	$260,153	$277,340

See notes to consolidated financial statements.\

SECURED INCOME L.P. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012
(Unaudited)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. They do not include all information and footnotes required by GAAP for complete financial statements. The results of operations are impacted significantly by the results of operations of Carrollton X Associates Limited Partnership (“Carrollton”), which are provided on an unaudited basis during interim periods. Accordingly, the accompanying unaudited consolidated financial statements are dependent on such unaudited information. In the opinion of the general partners of the Partnership (the “General Partners”), the accompanying unaudited consolidated financial statements include all adjustments necessary to reflect fairly the results of operations and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. The results of operations for the six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the entire year.

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

SECURED INCOME L.P. AND SUBSIDIARY

Item 2.                 Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

Secured Income L.P. (the “Registrant”) owns a 98.9% interest in Carrollton X Associates Limited Partnership (“Carrollton”). Fieldpointe, the operating complex owned by Carrollton (the “Complex”), remains on the market for sale and, although it is not currently in an active marketing campaign, the Carrollton general partners (the “Carrollton General Partners”) continue to receive inquiries from brokers. Management began a plan in mid 2011 to cautiously increase rents at the Complex while maintaining current occupancy levels in anticipation of re-testing the market for a possible sale of the Complex. Rents have increased by approximately 3.1% while high occupancy levels have been maintained. There can be no assurance that an acceptable offer may be received. Notwithstanding the foregoing, if a sale of the Complex were to occur, Registrant intends to distribute the net proceeds received to its partners in accordance with the terms and conditions of Registrant’s Partnership Agreement. At such time, Registrant intends to dissolve.

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

SECURED INCOME L.P. AND SUBSIDIARY

Item 2.                 Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

Results of Operations

Registrant’s cash and cash equivalents decreased by approximately $230,000 during the six months ended June 30, 2012, resulting primarily from the payment of legal fees incurred in connection with the litigation discussed above under Liquidity and Capital Resources. Property and equipment decreased as a result of depreciation expense.  Mortgage escrow deposits increased while prepaid expenses and accounts payable and accrued expenses decreased in the ordinary course of operations. Replacement reserve decreased primarily as a result of a withdrawal received during the period for certain capital expenditures made during the year ended December 31, 2011. Mortgage payable decreased as a result of principal payments on Carrollton’s mortgage.

The discussion below refers primarily to the operations of Carrollton and not to that of Registrant as a whole.

Three Months Ended June 30, 2012

During the three months ended June 30, 2012, Carrollton's operations resulted in net income of approximately $42,000, which includes financial expenses and depreciation and amortization of approximately $121,000 and approximately $98,000, respectively. Accordingly, Carrollton generated income from operating activities prior to financial expenses and depreciation and amortization of approximately $261,000. Mortgage principal payments during the period were approximately $70,000. After considering the mandatory mortgage principal payments and required deposits net of withdrawals to mortgage escrows and the replacement reserve, among other things, Carrollton’s operations resulted in cash flow of approximately $65,000 during the three months ended June 30, 2012. There can be no assurance that the level of cash flow generated by Carrollton during the three months ended June 30, 2012 will continue in future periods.

Registrant’s results of operations as a whole for the three months ended June 30, 2012 are comparable to the three months ended June 30, 2011. Carrollton’s operations for the three months ended June 30, 2012 have improved as compared to the three months ended March 31, 2012 primarily as a result of a decrease in legal fees incurred in connection with the litigation discussed above under Liquidity and Capital Resources.

As of June 30, 2012, the occupancy of the Complex was 100%. In the event a sale of the Complex does not take place, the future operating results of Carrollton will be extremely dependent on market conditions and therefore may be subject to significant volatility.

Three Months Ended June 30, 2011

During the three months ended June 30, 2011, Carrollton's operations resulted in net income of approximately $20,000, which includes financial expenses and depreciation and amortization of approximately $127,000 and approximately $110,000, respectively. Accordingly, Carrollton generated income from operating activities prior to financial expenses and depreciation and amortization of approximately $257,000. Mortgage principal payments during the period were approximately $65,000. After considering the mandatory mortgage principal payments and required deposits net of withdrawals to mortgage escrows and the replacement reserve, among other things, Carrollton generated cash flow of approximately $124,000 during the three months ended June 30, 2011. As of June 30, 2011, the occupancy of the Complex was approximately 100%.

SECURED INCOME L.P. AND SUBSIDIARY

Item 2.                 Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

Six Months Ended June 30, 2012

During the six months ended June 30, 2012, Carrollton's operations resulted in a net loss of approximately $126,000, which includes financial expenses and depreciation and amortization of approximately $246,000 and approximately $197,000, respectively. Accordingly, Carrollton generated income from operating activities prior to financial expenses and depreciation and amortization of approximately $317,000. Mortgage principal payments during the period were approximately $139,000. After considering the mandatory mortgage principal payments and required deposits net of withdrawals to mortgage escrows and the replacement reserve, among other things, Carrollton’s operations resulted in negative cash flow of approximately $3,000 during the six months ended June 30, 2012.

Registrant’s results of operations as a whole for the six months ended June 30, 2012 reflect a decline as compared to the six months ended June 30, 2011 primarily as a result of legal fees incurred by Carrollton in connection with the litigation discussed above under Liquidity and Capital Resources, partially offset by an increase in rental revenue resulting from an increase in market rental rates and a decrease in other expenses.

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

Registrant records its real estate assets at cost less accumulated depreciation and, if there are indications that impairment exists, adjusts the carrying value of those assets in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360; Subtopic 10. In accordance with ASC Topic 360; Subtopic 10, long-lived assets, primarily property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable.  Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. For long-lived assets, Registrant recognizes an impairment loss only if its carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss based on the difference between the carrying amount and estimated fair value. No such adjustment for impairment loss is required as of June 30, 2012.

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

Registrant has carried out an evaluation, under the supervision and the participation of its management, including the Chief Executive Officer and Chief Financial Officer of Wilder Richman Resources Corporation (“WRRC”), one of Registrant’s general partners, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of the three months ended June 30, 2012. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of WRRC concluded that Registrant’s disclosure controls and procedures were effective as of June 30, 2012.

There were no changes in Registrant’s internal control over financial reporting during the three months ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, Registrant’s internal control over financial reporting.

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

Exhibit 31.1 - Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
Exhibit 31.2 - Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
Exhibit 32.1 - Section 1350 Certification of Chief Executive Officer.
Exhibit 32.2 - Section 1350 Certification of Chief Financial Officer.
Exhibit 101.ins - XBRL Instance.*
Exhibit 101.xsd - XBRL Schema.*
Exhibit 101.cal - XBRL Calculation.*
Exhibit 101.def - XBRL Definition.*
Exhibit 101.lab - XBRL Label.*
Exhibit 101.pre - XBRL Presentation.*

*  The XBRL related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 9th day of August 2012.

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