Form 10-Q
period 2012-09-30
SECURED INCOME L P
filed 2012-11-13
CIK 804217

SECURITIES AND EXCHANGE COMMISSION
Washington, DC
_________________________

FORM 10-Q

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2012

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

As of November 12, 2012, there are 984,369 units of limited partnership interest outstanding.

SECURED INCOME L.P. AND SUBSIDIARY

Part I - Financial Information.

SECURED INCOME L.P. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2012	2011

ASSETS

Property and equipment, net of accumulated depreciation	$1,744,457	$2,028,462
Cash and cash equivalents	433,420	656,848
Mortgage escrow deposits	186,525	353,217
Replacement reserve	433,247	479,000
Tenant security deposits	96,227	77,274
Prepaid expenses	297,980	185,092
Intangible assets, net of accumulated amortization	222,163	238,447

	$3,414,019	$4,018,340

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

Mortgage payable	$7,295,992	$7,505,493
Accounts payable and accrued expenses	237,942	370,240
Tenant security deposits payable	94,681	76,411
Due to affiliates	13,774	18,382

	7,642,389	7,970,526

Commitments and contingencies

Partners' equity (deficit)

Limited partners (984,369 units issued and outstanding)	(67,889)	203,692
General partners	(3,935,713)	(3,932,970)
Noncontrolling interest	(224,768)	(222,908)

	(4,228,370)	(3,952,186)

	$3,414,019	$4,018,340

See notes to consolidated financial statements.

SECURED INCOME L.P. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2012 AND 2011
(Unaudited)

	Three Months	Nine Months	Three Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2012	2012	2011	2011

REVENUE

Rental	$722,835	$2,150,745	$704,470	$2,088,753
Interest	562	1,596	(2,465)	2,743

TOTAL REVENUE	723,397	2,152,341	702,005	2,091,496

EXPENSES

Administration and management	306,395	997,017	216,821	551,914
Operating and maintenance	164,585	429,399	165,215	443,688
Taxes and insurance	112,096	334,286	110,675	363,896
Financial	120,144	365,874	80,845	337,254
Depreciation and amortization	100,096	300,289	110,882	332,646

TOTAL EXPENSES	803,316	2,426,865	684,438	2,029,398

NET INCOME (LOSS)	(79,919)	(274,524)	17,567	62,098

Other comprehensive income			4,005
Reclassification of unrealized gain			(3,481)	(3,481)

COMPREHENSIVE INCOME (LOSS)	$(79,919)	$(274,524)	$18,091	$58,617

NET INCOME (LOSS) ATTRIBUTABLE TO

General partners	$(799)	$(2,743)	$162	$581
Limited partners	(79,171)	(271,581)	16,080	57,525
Noncontrolling interest	51	(200)	1,325	3,992

	$(79,919)	$(274,524)	$17,567	$62,098

NET INCOME (LOSS) ALLOCATED PER UNIT OF LIMITED PARTNERSHIP INTEREST (984,369 units of limited partnership interest)	$(.08)	$(.28)	$.02	$.06

See notes to consolidated financial statements.

SECURED INCOME L.P. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
(Unaudited)

	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(274,524)	$62,098

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization expense	300,289	332,646
Decrease in mortgage escrow deposits	166,692	34,388
Amortization of premium on investment in bond		1,843
Loss on redemption of investment in bond		4,914
Increase in tenant security deposits	(18,953)	(26,068)
Decrease in interest and accounts receivable		2,242
Increase in prepaid expenses	(112,888)	(113,155)
Increase (decrease) in accounts payable and accrued expenses	(132,298)	64,177
Increase in tenant security deposits payable	18,270	25,107
Decrease in due to affiliates	(4,608)	(5,108)

Net cash provided by (used in) operating activities	(58,020)	383,084

CASH FLOWS FROM INVESTING ACTIVITIES

Deposits to replacement reserve	(29,214)	(29,262)
Withdrawals from replacement reserve	74,967	66,851

Net cash provided by investing activities	45,753	37,589

CASH FLOWS FROM FINANCING ACTIVITIES

Mortgage principal payments	(209,501)	(197,154)
Distributions to partners		(273,436)
Distributions to noncontrolling interest	(1,660)	(44,122)

Net cash used in financing activities	(211,161)	(514,712)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(223,428)	(94,039)

Cash and cash equivalents at beginning of period	656,848	649,843

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$433,420	$555,804

SIGNIFICANT NONCASH INVESTING AND FINANCING ACTIVITIES

Reclassification of unrealized gain on investment in bond		$(3,481)

SUPPLEMENTAL INFORMATION

Financial expenses paid	$371,957	$347,592

See notes to consolidated financial statements.

SECURED INCOME L.P. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012
(Unaudited)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. They do not include all information and footnotes required by GAAP for complete financial statements. The results of operations are impacted significantly by the results of operations of Carrollton X Associates Limited Partnership (“Carrollton”), which are provided on an unaudited basis during interim periods. Accordingly, the accompanying unaudited consolidated financial statements are dependent on such unaudited information. In the opinion of the general partners of the Partnership (the “General Partners”), the accompanying unaudited consolidated financial statements include all adjustments necessary to reflect fairly the results of operations and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. The results of operations for the nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the entire year.

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

SECURED INCOME L.P. AND SUBSIDIARY

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

Secured Income L.P. (the “Registrant”) owns a 98.9% interest in Carrollton X Associates Limited Partnership (“Carrollton”). Fieldpointe, the operating complex owned by Carrollton (the “Complex”), remains on the market for sale and, although it is not currently in an active marketing campaign, the Carrollton general partners (the “Carrollton General Partners”) continue to receive inquiries from brokers. Management began a plan in mid 2011 to cautiously increase rents at the Complex while maintaining current occupancy levels in anticipation of re-testing the market for a possible sale of the Complex. Rents have increased by approximately 3.1% while high occupancy levels have been maintained. There can be no assurance that an acceptable offer may be received. Notwithstanding the foregoing, if a sale of the Complex were to occur, Registrant intends to distribute the net proceeds received to its partners in accordance with the terms and conditions of Registrant’s Agreement of Limited Partnership (the “Partnership Agreement”). At such time, Registrant intends to dissolve.

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

SECURED INCOME L.P. AND SUBSIDIARY

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

Results of Operations

Registrant’s cash and cash equivalents decreased by approximately $223,000 during the nine months ended September 30, 2012, resulting primarily from the payment of legal fees incurred in connection with the litigation discussed above under Liquidity and Capital Resources. Property and equipment decreased as a result of depreciation expense. Mortgage escrow deposits and accounts payable and accrued expenses decreased while prepaid expenses increased in the ordinary course of operations. Replacement reserve decreased primarily as a result of a withdrawal received during the period for certain capital expenditures made during the year ended December 31, 2011.  Mortgage payable decreased as a result of principal payments on Carrollton’s mortgage.

The discussion below refers primarily to the operations of Carrollton and not to that of Registrant as a whole.

Three Months Ended September 30, 2012

During the three months ended September 30, 2012, Carrollton's operations resulted in a net loss of approximately $47,000, which includes financial expenses and depreciation and amortization of approximately $120,000 and approximately $99,000, respectively. Accordingly, Carrollton generated income from operating activities prior to financial expenses and depreciation and amortization of approximately $172,000. Mortgage principal payments during the period were approximately $71,000. After considering the mandatory mortgage principal payments and required deposits net of withdrawals to mortgage escrows and the replacement reserve, among other things, Carrollton’s operations resulted in negative cash flow of approximately $24,000 during the three months ended September 30, 2012.

Registrant’s results of operations as a whole for the three months ended September 30, 2012 reflect a decline as compared to the three months ended September 30, 2011 primarily as a result of (i) legal fees incurred by Carrollton in connection with the litigation discussed above under Liquidity and Capital Resources and (ii) an increase in Carrollton’s financial expenses resulting primarily from a refund in 2011 of overpaid mortgage insurance premiums in prior years, all partially offset by an increase in rental revenue resulting from an increase in market rental rates.

As of September 30, 2012, the occupancy of the Complex was approximately 100%. In the event a sale of the Complex does not take place, the future operating results of Carrollton will be extremely dependent on market conditions and therefore may be subject to significant volatility.

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

SECURED INCOME L.P. AND SUBSIDIARY

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

Nine Months Ended September 30, 2012

During the nine months ended September 30, 2012, Carrollton's operations resulted in a net loss of approximately $173,000, which includes financial expenses and depreciation and amortization of approximately $366,000 and approximately $296,000, respectively. Accordingly, Carrollton generated income from operating activities prior to financial expenses and depreciation and amortization of approximately $489,000. Mortgage principal payments during the period were approximately $210,000. After considering the mandatory mortgage principal payments and required deposits net of withdrawals to mortgage escrows and the replacement reserve, among other things, Carrollton’s operations resulted in negative cash flow of approximately $27,000 during the nine months ended September 30, 2012.

Registrant’s results of operations as a whole for the nine months ended September 30, 2012 reflect a decline as compared to the nine months ended September 30, 2011 primarily as a result of (i) legal fees incurred by Carrollton in connection with the litigation discussed above under Liquidity and Capital Resources and (ii) an increase in Carrollton’s financial expenses resulting primarily from a refund in 2011 of overpaid mortgage insurance premiums in prior years, all partially offset by (i) an increase in rental revenue resulting from an increase in market rental rates and a decrease in other expenses.

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

Registrant records its real estate assets at cost less accumulated depreciation and, if there are indications that impairment exists, adjusts the carrying value of those assets in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360; Subtopic 10. In accordance with ASC Topic 360; Subtopic 10, long-lived assets, primarily property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable.  Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. For long-lived assets, Registrant recognizes an impairment loss only if its carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss based on the difference between the carrying amount and estimated fair value. No such adjustment for impairment loss is required as of September 30, 2012.

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

Registrant has carried out an evaluation, under the supervision and the participation of its management, including the Chief Executive Officer and Chief Financial Officer of Wilder Richman Resources Corporation (“WRRC”), one of Registrant’s general partners, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of the three months ended September 30, 2012. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of WRRC concluded that Registrant’s disclosure controls and procedures were effective as of September 30, 2012.

There were no changes in Registrant’s internal control over financial reporting during the three months ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, Registrant’s internal control over financial reporting.

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

Exhibit 31.1 - Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
Exhibit 31.2 - Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
Exhibit 32.1 - Section 1350 Certification of Chief Executive Officer.
Exhibit 32.2 - Section 1350 Certification of Chief Financial Officer.
Exhibit 101.ins - XBRL Instance.*
Exhibit 101.xsd - XBRL Schema.*
Exhibit 101.cal - XBRL Calculation.*
Exhibit 101.def - XBRL Definition.*
Exhibit 101.lab - XBRL Label.*
Exhibit 101.pre - XBRL Presentation.*

*The XBRL related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 ofthe Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 12th day of November 2012.

SECURED INCOME L.P.

By:	Wilder Richman Resources Corporation, General Partner

	By:	/s/Richard Paul Richman
Richard Paul Richman
Chief Executive Officer and Director

	By:	/s/James Hussey
James Hussey
Chief Financial Officer

	By:	/s/Robert H. Wilder, Jr.
Robert H. Wilder, Jr.
Executive Vice President and Director

By:	WRC-87A Corporation, General Partner

	By:	/s/Christine E. Simpson
Christine E. Simpson
President and Director

	By:	/s/Richard Paul Richman
Richard Paul Richman
Executive Vice President, Treasurer and Director